Form 10KSB
period 2003-11-30
INFE HUMAN RESOURCES INC
filed 2004-03-15
CIK 1260376

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB



                                   (Mark One)
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

                                       OR

     X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                        Commission file number 000-50374


                          INFE - HUMAN RESOURCES, INC.
                 (Name of Small Business Issuer in its Charter)


Nevada                                               54-2013455
(State or Other Jurisdiction of
Incorporation or Organization)             (I.R.S. Employer Identification No.)

67 Wall Street, 22nd Floor
New York, NY 10005-3198                                (212) 859-3466
(Address of Principal Executive Offices)        (Issuer's Telephone Number,
                                                    Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:


Title of Each Class:                 Name of Each Exchange on Which Registered:

Common Stock, $0.001 par value                        None





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No  X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for the most recent fiscal year ended November 30, 2003 were $0.

The aggregate market value of the common stock held by non-affiliates can not be computed because the company has not yet started trading.

Check whether the issuer has filed all documents and reports required to be
filed by Section 12, 13 or 15(d) of the Exchange Act:    Yes      No  X

The number of shares of the issuer's common stock outstanding as of March 12, 2004 was 11,000,000.

The following documents are incorporated by reference: Items 9, 10, 11, 12 and 14 hereof are incorporated by reference from the issuer's Schedule 14C to be filed with the SEC by March 29, 2004.

Transitional small business disclosure format (check one):    Yes  X    No



                           INFE-HUMAN RESOURCES, INC.
               FORM 10-KSB FOR THE PERIOD ENDED NOVEMBER 30, 2003

Index                                                               Page

PART I

Item 1. Description of Business                                       3
Item 2. Description of Property                                       4
Item 3. Legal Proceedings                                             5
Item 4. Submission of Matters to a Vote of Security Holders           5

PART II

Item 5. Market for Common Equity and Related Stockholder Matters      5
Item 6. Management's Plan of Operation                                6
Item 7. Financial Statements

        Balance Sheets as of November 30, 2003 and 2002               F-2
        Statements of Operations and Comprehensive Income
        for the years ended November 30, 2003 and 2002                F-3
        Statements of Changes in Stockholders' Equity (Deficit)
        for the years ended November 30, 2003 and 2002                F-4
        Statements of Cash Flows for the years ended
        November 30, 2003 and 2002                                    F-5
        Notes to Financial Statements                              F-7 - F-11
Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                           14

Item 8A.Controls and Procedures

PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act             14
Item 10.Executive Compensation                                        14
Item 11.Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                    14
Item 12.Certain Relationships and Related Transactions                15
Item 13.Exhibits List and Reports on Form 8-K                         15
Item 14.Principal Accountant Fees and Services                        15
Signatures                                                            15



PART I

Item 1. Description of Business

Preliminary Note

As disclosed in a Form 10-SB, originally filed August 21, 2003, and amended October 20, 2003, December 4, 2003 and January 9, 2004, with the Securities and Exchange Commission (SEC), INFE-Human Resources, Inc. acquired Daniels Corporate Advisory Company, Inc ("Daniels"). At the present time, the SEC has not yet cleared two remaining comments with respect to that registration statement and therefore INFE- Human Resources, Inc. has not yet begun to trade as a public corporation. Under SEC Rules, however, the Company's registration statement went "effective" on October 20, 2003, 60 days after initial filing. This form 10-KSB is therefore being filed because the Company is legally a "reporting" company, even though it is not yet trading. The reader is therefore encouraged to review the Company's registration statement, as amended, available at www.sec.gov in conjunction with the reader's review of this form 10-KSB.

Company Overview

INFe-Human Resources, Inc. ("INFE-HR" or the "Company") is an early- stage company that provides either directly or through its subsidiary a variety of financial services, including payroll and related human resource functions, for client companies. The company, through its subsidiary, Daniels Corporate Advisory Company, Inc., has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division advises payroll clients as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will
be undertaken for clients, including financial advisory services.   The profits
generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, -The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service
companies, as well as non-payroll services companies.   This division will also
profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

The Company currently operates in a single dominant operating segment, as that term is defined in Statements on Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE.

The Company did not have any sales in 2003 and 2002 and therefore had no sales in all geographic regions.

Business Strategy

The Company intends to look at potential acquisitions in complementary areas of corporate financial services and grow through internal sales and development
initiatives as well.   Due to the Company's physical presence in New York, the
Company expects that its business will initially be focused on the "Northeast Corridor" from Boston to Washington plus the fast-growing Florida market. Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for the Company's services.

The Company has had limited operations and is currently analyzing which specific cities in the Northeast Corridor and Florida that the Company will focus on.
The Company expects that it will start with New York (via its acquisition of Daniels) and then enter additional markets by late 2004.

As an additional means to potentially increase the size and scale of the Company, we are also reviewing potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services, to the client company and its
employees.    Due to the numerous uncertainties associated with acquiring a company, the Company does not have a definitive timetable on making its first acquisition. However, the Company believes that making acquisitions can be an important way to increase the size and scale of the Company as a complement to growing the Company through internal sales and marketing.

Products and Services

INFe-Human Resources, Inc. ("INFE-HR" or, the "Company") is an early-stage company that provides either directly or through its subsidiary a variety of financial services including payroll and related human resource functions for client companies. The company, through its Daniels Corporate Advisory Company, Inc., has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division advises payroll clients as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will
be undertaken for clients, including investment banking services.   The profits
generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, -The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service
companies, as well as non-payroll services companies.   This division will also
profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

Sales and Marketing

The Company's primary business is providing payroll-related services. The Company also intends to provide to its customers other services including venture capital management, and business development / financial advisory services. The Company may also acquire debt or equity securities in its clients in connection with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company plans to market its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services. Our plan is that by providing several important financial services for clients, we intend to develop valuable long term relationships which would yield consistent revenue.

Customers

The Company did not have any customers for the years ended November 30, 2003 or 2002. .

Employees

As of November 30, 2003, the Company had 1 employee.

Item 2. Description of Property

The Company's operational headquarters is located in an office service complex located on the 22nd floor of 67 Wall Street, New York, New York 10005-3198. The Company's lease is a month-to-month lease with no expiration date. The Company believes that its existing facilities are adequate for its needs for the foreseeable future and that if additional space is needed, it would be available on favorable terms at the same location.

Item 3. Legal Proceedings

We are currently not engaged in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters have been submitted to a vote of security holders in the past twelve months.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Information

As noted above, the Company's common stock is not yet trading publicly and will not begin trading until after the SEC clears its final two comments and the NASD approves the submission of a request by a NASD member to serve as a "market-maker" of the Company's common stock. We do not anticipate that occurring before April 2004.

The Company does not pay a dividend and has no intention of paying a dividend in the immediate future.

As of March 12, 2004, there were approximately 152 stockholders of record of INFE-HR's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In April 2001, the Company issued 1,650,000 shares to INFe, Inc., 100,000 shares to Mr. Tom Richfield and 50,000 shares to Mr. Gus Mechalas as founders' stock in exchange for $219,523 of cash and other assets.

In December 2001, the Company issued 7,040,000 unvested shares to Mr. Arthur Viola and 960,000 vested shares to three designees of Mr. Viola in exchange for $37,500 plus the right to acquire Mr. Viola's corporate financial advisory
business.   The Company relied on Section 4(2) of the 1933 Securities Act as an exemption from the registration of such securities as Mr. Viola is an accredited and sophisticated investor.

Pursuant to the agreement to acquire Daniels, the Company vested 7,040,000 shares of Common Stock to Arthur Viola, the sole equity owner of Daniels, in return for 100% of the issued and outstanding capital stock of Daniels. To the extent such vesting is deemed to be an issuance of securities, the Company is relying on Section 4(2) of the 1933 Securities Act as an exemption from the registration of such securities as Mr. Viola is an "accredited" and sophisticated investor.

In November, 2003, the Company issued 1,000,000 shares to Arthur Viola, the Company's Chief Executive Officer for capital invested in the Company.

Item 6. Management's Plan of Operation

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and product technologies; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan", "estimate", "expect", "believe", "should", "would", "could", "anticipate", "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth material factors that could cause actual results to differ materially from these statements.

Management plans are to build an expanded array of corporate financial services to offer to consulting clients through the Company's acquisition, merger or combination with one or more financial service providers offering complementary services. Management's main objective is to seek the best opportunities to increase shareholder value. All viable alternatives will be evaluated, including but not limited to: investments, mergers, purchases, or the offering of company securities.

As of the date of this report, management has carefully evaluated several potential affiliation candidates. To date, no formal or informal agreements have been reached with respect to any potential candidate, although some evaluations are currently still in progress. Until a suitable business opportunity presents itself, the Company intends to continue to invest its assets primarily in investments that mirror the long-term growth strategy of the Company - growth through leveraged acquisitions.

The Company believes that it can satisfy its cash needs for the next several months, but will likely need to raise capital, including through the issuance of additional shares, over the next twelve months. Mr. Arthur Viola, Chairman and CEO of the Company may be one of the sources of additional capital for the Company. In November 2003, Mr. Viola provided funds to the Company in return for equity securities.

The Company is not currently involved with any material research or development efforts and does not expect to be involved with such research or development over the next twelve months.

The Company does not expect to purchase or sell any material plant or significant equipment over the next twelve months.

The Company will add employees over the next twelve months in two situations:
(1) by acquisition of a company and/or (2) if the Company's growth justifies
adding additional staff.    The Company has no plans to hire additional
employees absent one of these two situations.

Taxes

At November 30, 2003, INFE-HR had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $ 238,573. The NOLs expire at various dates through the year 2023. Utilization of INFE-HR's net operating loss are likely to be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before full utilization.

Liquidity and Capital Resources

INFE-HR's financial statements are prepared on a going-concern basis, which assumes that INFE-HR will realize its assets and discharge its liabilities in the normal course of business. However, INFE-HR's cash flows for 2004 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of INFE-HR to continue as a going concern.

Management's plans for this uncertainty include increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management may also liquidate some of the marketable securities which the Company owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do no include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

During the fiscal year ended November 30, 2003, INFE-HR used $44,428 of cash for operating activities. This was primarily due to INFE-HR's loss on investments that amounted to $44,428 for the fiscal year ended November 30, 2003. Cash used in investing activities amounted to $33,336 for the fiscal year ended November
30, 2003 ($28,143 for the fiscal year ended November 30, 2002).   INFE-HR does
not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

INFE-HR received $77,764 from its financing activities for the fiscal year ended
November 30, 2003 ($41,456 for the fiscal year ended November 30, 2002).   As of
November 30, 2003, INFE-HR had no cash and marketable securities of $150,335.

During the fiscal year ended November 30, 2002, INFE-HR used $13,313 of cash for operating activities. This was due to INFE-HR's net loss for the period.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

Depreciation and Amortization: We set forth our policy for depreciation and amortization in Note 1 to the Company's financial statements, included in this 10-KSB.

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to zero for the fiscal years ended November 30, 2003 and 2002. INFE-HR does not have any future noncancellable lease payments under operating leases.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on INFE-HR's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on INFE-HR's financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), CONSOLIDATION OF VALUABLE INTEREST ENTITIES. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. INFE-HR currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

An investment in the Common Stock of the Company is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Registration Statement.

Risks Relating to the Financial Condition of the Company

Early-Stage Company with Limited Operating History and Revenues. The Company was organized in March 2000 and has a very limited operating history upon which an evaluation of the Company's future performance and prospects can be made.
The Company is an early-stage company and has had limited revenues. The Company's prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in an emerging and evolving industry. As an early-stage company, the Company faces risks and uncertainties relating to its ability to successfully implement its business plan, which are described in more detail below. The Company may not successfully address these risks.

Historical and Anticipated Losses. Since inception, the Company has generated an accumulated deficit of $23,313 at November 30, 2003. Losses are continuing through the date of this Form 10K-SB. Inasmuch as the Company will continue to have operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of its business, the Company may continue to incur losses for at least the next 12 months and until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations and the costs of continuing expansion. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations. See the financial statements and the notes thereto included elsewhere in this Form 10K-SB.

Working Capital Deficits.  The Company has no cash and cash equivalents as of
November 30, 2003 and has no working capital as of November 30, 2003.   This
lack of liquidity may materially adversely affect the Company's ability to hire and retain employees, market its services and increase its revenue. Further, it may require the Company to raise capital through issuing equity which could cause dilution and/or negatively affect the price of the Company's common stock.

Need for Additional Financing. The Company will need additional financing to meet its current plans for expansion. The Company expects to seek additional financing of at least $2 million over the next 12 months to fund its full business plan. Such financing may be debt or equity financing. To the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to obtain additional financing, its ability to meet its current plans for development and expansion could be materially adversely affected.

Risk of Being Classified as a "Blank Check" Company. A significant number of states have enacted legislation which prohibits the sale of securities in companies with no or minimal revenue and no or minimal operations (so-called "blank check" companies). While the Company does not believe it is a blank check company, one or more states may conclude otherwise and such a determination could prevent the Company from raising capital in such state(s). Additionally, if the Company were classified as a blank check company under the federal securities laws, it would be required to comply with SEC Rule 419 whenever the Company sought to raise capital through a public offering. Rule 419 imposes procedural and compliance burdens on blank check companies including requiring the use of an escrow and other investor protections before a company can utilize the proceeds of an offering.

Risks Relating to the Company's Business

New Industry; Uncertainty of Market Acceptance. As is typically the case in an emerging industry, demand and market acceptance for newly introduced services and products are subject to a high level of uncertainty.

Risks Associated with Growth Strategy and Rapid Expansion. The Company is a young company and has had limited revenues to date. Implementation of the Company's business plan will be substantially dependent on, among other things, the Company's ability to hire and retain skilled management, financial, marketing and other personnel and successfully manage growth (including monitoring operations, controlling costs and maintaining effective quality controls). The Company expects to hire additional employees. There can be no assurance that the Company will be able to hire and retain such personnel. If it is unable to do so, the Company's growth strategy may be materially adversely affected. The Company's plans are subject to change as a result of a number of factors, including progress or delays in the acquisition of other companies, availability of funding on commercially reasonable terms, changes in market conditions and competitive factors. There can be no assurance that the Company will be able to successfully implement its business strategy or otherwise expand its operations.

Competition. The market for the Company's products and services is highly competitive and subject to rapid change. There are many companies that act as PEOs and payroll services, and provide additional financial service options. Many are well financed and have strong brand awareness. The Company believes that its ability to compete depends on many factors both within and beyond its control, including the success of the marketing and sales efforts of the Company and its competitors, the price and reliability of products and services developed by the Company and its competitors and the timing and market acceptance of the products and services being developed by the Company and its competitors. The Company expects competition to increase in the future. Many of the Company's potential competitors have substantially greater financial, technical and marketing resources than the Company. Increased competition could materially and adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully.

Attraction and Retention of Qualified Personnel. The Company's ability to continue to develop and market its services and products depends, in large part, on its ability to attract and retain qualified personnel. Competition for such personnel is intense and no assurance can be given that the Company will be able to retain and attract such personnel.

Reliance on Key Personnel.   The Company is extremely reliant on Mr. Arthur
Viola, the Company's Chief Executive Officer to successfully implement the Company's business plan. To the extent that the Company is unable to retain the services of Mr. Viola, or to the extent that Mr. Viola is unwilling or unable to perform the role of Chief Executive Officer of the Company, the Company may suffer a material adverse effect. The Company does not currently have, but is considering obtaining, "key man" insurance on Mr. Viola.

Other Risks

Dividends Unlikely. The Company has not paid cash dividends on its Common Stock since its inception. The Company does not intend to pay a cash dividend on its Common Stock in the foreseeable future so that it may reinvest earnings, if any, in the development of its business.

No Assurance of Public Market; Possible Volatility of Market. There has been no prior public trading market for the Common Stock on the OTC Bulletin Board. There can be no assurance that a regular trading market for the Common Stock will ever develop or that, if developed, it will be sustained. The market price of the Common Stock may be highly volatile as has been the case with the securities of many emerging companies. Factors such as the Company's operating results and announcements by the Company or its competitors of new products or services may significantly impact the market price of the Company's securities. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the securities of many companies have experienced wide fluctuations not necessarily related to the operating performance of such companies.

Penny Stock Regulation. In order to be quoted on the NASD OTC Bulletin Board, a market maker must file an application with the NASD on our behalf in order to make a market for our common stock on the bulletin board. We are not able to file such an application on our own behalf and therefore are subject to the risk that we may not be able to convince a market maker to file such an application on our behalf. In the event the Company is successful in obtaining listing of its Common Stock on the OTC Bulletin Board, investors should be aware of limitations on marketing securities characterized as "penny stocks" under existing securities statutes and regulations. Penny stocks are securities not listed on an exchange or quoted in Nasdaq and selling for a price of less than $5.00 per share. Broker-dealers engaging in transactions in penny stocks are subject to special regulations, including a requirement to evaluate the suitability of an investment in penny stocks and providing specific information to potential investors. New and additional regulation may arise in the future further affecting any trading market which may develop for the Company's Common Stock.

Corporate Governance Risks

The Company has a Concentrated Ownership Structure. Mr. Arthur Viola, the Company's Chairman and Chief Executive Officer owns over 70% of the issued and outstanding Common Stock of the Company. Therefore, certain corporate actions which other shareholders may find advisable may not be implemented without the consent and approval of Mr. Viola.

Authorization and Discretionary Issuance of Preferred Stock. The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.001 par value per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, on such terms and with such rights, preferences and designations as the Board of Directors of the Company may determine, without action by stockholders. No shares of Preferred Stock are currently outstanding. However, the issuance of any Preferred Stock could adversely affect the rights of the holders of Common Stock, and therefore reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third-party, thereby preserving control of the Company by present owners. .

Item 7. Financial Statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH DANIELS
  CORPORATE ADVISORY COMPANY, INC.) (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED
                              FINANCIAL STATEMENTS

YEAR ENDED NOVEMBER 30, 2003 AND PERIOD  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30,
   2002 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH
    DANIELS  CORPORATE ADVISORY COMPANY, INC.) (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS

              YEAR ENDED NOVEMBER 30, 2003 AND PERIOD  MAY 2, 2002
                        (INCEPTION) TO NOVEMBER 30, 2002

INDEX TO FINANCIAL STATEMENTS
----------------------------------
PAGE(S) CONSOLIDATED AUDITED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants                     F-1

Balance Sheet as of November 30, 2003                                  F-2

Statements of Operations for the year ended November 30, 2003 and the
period May 2, 2002 (inception) to November 30, 2002                    F-3

Statement of Changes in Stockholders' Equity (Deficit) for the year ended November 30, 2003 and the period, November 30, 2001 (Old INFe)
to May 2, 2002 (inception) to November 30, 2002                        F-4

Statement of Comprehensive Income for the year ended November 30, 2003
and the period May 2, 2002 (inception) to November 30, 2002            F-5

Statements of Cash Flows for the year ended November 30, 2003 and the
period May 2, 2002 (inception) to November 30, 2002                    F-6

Notes to Financial Statements                                        F-7 - F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors INFe Human Resources, Inc. and Subsidiary New York, NY

We have audited the accompanying consolidated balance sheet of INFe Human Resources, Inc. and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.)(A Development Stage Company) (the "Company") as of November 30, 2003 and the related statements of operations, changes in stockholders' equity, comprehensive income (deficit), and cash flows for the year ended November 30, 2003 and the period May 2, 2002 (Inception) through November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended November 30, 2003 and the period May 2, 2002 (Inception) to November 30, 2002 have been
prepared assuming that the Company will continue as a going concern.   As
discussed in Note 4 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company does not have an operating company generating revenues. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INFe- Human Resources, Inc and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.) (A Development Stage Company) as of November 30, 2003 and the results of its operations and their cash flows for the year ended November 30, 2003 and period May 2, 2002 (Inception) to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.

/s/
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants Gibbbsboro, New Jersey

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                  ASSETS
                                                2003
                                              --------
CURRENT ASSETS
 Marketable securities                      $ 150,335
                                              --------

TOTAL ASSETS                                $ 150,335
                                              ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $  10,000
                                              --------
     Total current Liabilities                 10,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
  20,000,000  shares authorized;
  none issued and outstanding                       -
Common stock, $.001 par value,
  100,000,000 shares authorized;
  11,000,000 and 2,000,000 shares
  issued and outstanding                       11,000
Additional paid-in-capital                    108,220
Comprehensive income                           44,428
Deficit                                       (23,313)
                                             ---------
    Total stockholders' equity                140,335
                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 150,335
                                             =========

The accompanying notes are an integral part of these financial statements

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED NOVEMBER 30, 2003 AND THE PERIOD
                  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30,2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                    Cumulative
                                                                   Totals Since
                                               2003        2002      Inception
                                            ---------   ---------  ------------
REVENUE                                    $      -  $          -             -
                                            ---------   ---------  ------------

OPERATING EXPENSES
  Organized costs                                  -       13,313        13,313
  Professional fees                           10,000            -        10,000
                                            ---------   ---------  ------------
     Total operating expenses                 10,000      13,313       (23,313)
                                            ---------   ---------  ------------

NET LOSS                                   $ (10,000)  $  (13,313)      (23,313)
                                            =========   =========  ============

BASIC AND DILUTED LOSS
  PER SHARE                                $  (0.001)  $   (0.001)
                                            =========   =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                          10,083,333   10,000,000
                                          ===========  ==========

The accompanying notes are an integral part of these financial statements

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEAR ENDED NOVEMBER 30, 2003 AND THE PERIODS
             NOVEMBER 30,2001 (OLD INFe) TO MAY 2, 2002 (INCEPTION)
                         TO NOVEMBER 30,2002 (DANIELS)

                                     Preferred Stock       Common Stock        Additonal
                                     ---------------   -------------------      Paid-in   Comprehensive  Accumulated
                                     Shares   Amount     Shares     Amount      Capital       Income       Deficit        Total
                                     ------   ------   ----------  -------     ---------   -------------  ------------  ----------

BALANCE-November 30, 2001
(old INFe)                                -        -   2,000,000   $ 2,000     $ 217,523    $         -   $ (215,690)     $  3,833

Common stock issued for cash              -        -   8,000,000     8,000        29,500              -            -        37,500

Net loss before recapitalization-net      -        -           -         -             -              -      (40,527)      (40,527)
                                     ------   ------  ----------    ------       -------        -------      --------      --------
       Subtotal                           -        -  10,000,000    10,000       247,023              -     (256,217)          806

Recapitilization elimination Infe
old company                               -        - (10,000,000)  (10,000)     (247,023)             -      256,217          (806)

Issuance new shares recapitalization
of Daniels Corporate Advisory Co.,Inc.    -        -  10,000,000    10,000        31,456              -            -        41,456

Net loss for the period May 2, 2002
(Inception) to November 30, 2002          -        -           -         -             -              -      (13,313)      (13,313)
                                     ------   ------  ----------    ------       -------        -------      -------       --------


BALANCE-November 30, 2002                 -        -  10,000,000   $10,000     $  31,456              -    $  13,313      $ 28,143


Issuance of commons stock founders        -        -   1,000,000     1,000        76,764              -            -        77,764

Comprehensive income                      -        -           -         -             -         44,428            -        44,428

Net Loss                                  -        -           -         -             -              -      (10,000)      (10,000)
                                     ------   ------  ----------    ------        ------        -------       ------       --------

BALANCE-November 30, 2003                 -        -  11,000,000  $ 11,000     $ 108,220     $   44,428    $ (23,313)     $140,335
                                     ======   ======  ==========    ======       =======        =======       ======      ========


                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
              FOR THE YEAR ENDED NOVEMBER 30, 2003 AND THE PERIOD
                  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30,2002

BALANCE, May 2, 2002                      $       -

Gains on Investment Activity and Holding          -
                                          ---------

BALANCE, November 30, 2002                        -


Gains on Investment Activity and Holding  $  44,428
                                          ---------

BALANCE, November 30,2003                 $  44,428
                                          =========

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED NOVEMBER 30, 2003 AND THE PERIOD
                  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30,2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                     Cumulative
                                                                    Totals Since
                                              2003        2002        Inception
                                          -----------  ----------   ------------
CASH FLOW FROM OPERATING ACTIVITES
  Net Loss                                 $  (10,000)  $ (13,313)   $  (23,313)
  Gain on investment activity                 (44,428)          -       (44,428)


Adjustments to reconcile net loss to net
cash used in operating activites:
  Increase in accounts payable                 10,000           -        10,000
                                           -----------  ---------     ---------
  Net cash used in operating activities       (44,428)    (13,313)      (57,741)
                                           -----------  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities purchased                         (33,336)    (28,143)      (61,479)
                                           -----------  ---------     ---------
    Net cash used in investing activities     (33,336)    (28,143)      (61,479)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock and
   additional paid-in capital-net              77,764      41,456       119,220
                                           -----------  ---------     ---------
  Net cash provided by financing activitiy     77,764      41,456       119,220
                                           -----------  ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -           -             -
CASH AND CASH EQUIVALENT
-BEGINNING OF PERIOD                                -           -             -
                                           -----------  ---------     ---------

CASH AND CASH EQUIVALENTS
-END OF PERIOD                             $        -           -             -
                                           ===========  =========     =========

NET CHANGE IN CASH                                 41            -

CASH-Beginning of Year                              -            -
                                             -----------  -----------
CASH-End of Year                            $      41    $       -
                                             ===========  ===========


The accompanying notes are an integral part of these financial statements

                               February 20, 2004

              INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE
ACQUISITION WITH DANIELS  CORPORATE ADVISORY COMPANY, INC.) (A DEVELOPMENT STAGE
  COMPANY) CONSOLIDATED FINANCIAL STATEMENTS YEAR ENDED NOVEMBER 30, 2003 AND
              PERIOD MAY 2, 2002 (INCEPTION) TO NOVEMBER 30, 2002

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

INFe- Human Resources, Inc. and Subsidiary (the "Company") was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the OTC BB (INFe) through October 31, 2003. The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

On October 21, 2003 the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. ("Daniels"), a Nevada company formed on May 2, 2002. For accounting purposes, the transaction had been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, Daniels will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of "Daniels". Daniels is structured as a start-up and will be operated as a "Human Resource/ Financial Services" corporation. The Company currently has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division has as its growth goal- advisory to payroll client as well as non- payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, -The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non-payroll service companies. This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2003 and 2002, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs incurred in connection with the start-up and organization of the Company.

Income Taxes

Effective May 2, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No, 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $-0- and $-0-for the year ended November 30, 2003 and the period May 2, 2002
(Inception) to November 30, 2002.

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 unrealized gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

The Company utilizes quoted market prices in determining fair value for its investments. When quoted market prices are unavailable, a reasonable estimate of fair value can be made using a variety of pricing techniques, including, but not limited to, discounted cash flow analysis, and fundamental analysis.

 Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income." (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive.

The following is a reconciliation of the computation for basic and diluted EPS for the year ended November 30, 2003 and the period from May 2, 2002 to November 30, 2002.


                                     2003                2002
                                --------------      -------------
Net loss                        $   (10,000)        $   (13,313)
                                --------------      -------------

Weighted-average common shares
Outstanding (Basic)              10,083,333          10,000,000

Weighted-average common stock
Equivalents
  Stock options                           -                   -
  Warrents                                -                   -
                                --------------      -------------

Weighted-average common shares
Outstanding (Diluted)            10,083,333          10,000,000
                                ==============      =============




NOTE 3- INVESTMENTS

The following is a summary of investments at November 30, 2003 and 2002 at fair market value:

                                     2003                2002
                                --------------      -------------
Portfolio of common stocks
trading on the OTC:BB
at fair market value             $   150,335          $   28,143
                                ==============      =============

The marketable securities appreciated $44,428 and $-0- for the year ended November 30, 2003 and the period May 2, 2002 (Inception) to November 30, 2002, respectively. The appreciation includes unrealized gains and losses.

NOTE 4- GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the year ended November 30, 2003 and the period May 2, 2002 (Inception) to November 30, 2002, and has an accumulated deficit. Additionally, the Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in areas of operation. This plan includes the following, subject to obtaining the necessary financing:

-     Signing up new clients

- Building a financial services company, which could include payroll and related human-resource services as well as corporate development to client companies.

-     Seeking out new companies for possible merger.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying consolidated financial statements do no include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 5- STOCKHOLDERS' EQUITY

The Company, originally INFe, had 20,000,000 shares of preferred stock authorized for the year ended November 30, 2003. There were no shares issued and outstanding. Daniels Corporate Advisory Company, Inc. has the same capital structure .

The Company has 100,000,000 shares authorized and at November 30, 2003 and 2002. There were 11,000,000 and 10,000,000 shares issued and outstanding at November 30, 2003 and 2002, respectively.

The Company "Daniels" in the reverse acquisition with INFe Human-Resources, Inc. cancelled its shares of 7,500,000, assumed the 10,000,000 original INFe stock and issued another 1,000,000 shares to the founders. The transaction is shown net in the stockholders' equity section presented in the financial statements.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the year ended November 30, 2003 and May 2, 2002 (Inception) through November 30, 2002. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.


At November 30, 2003 and 2002, the deferred tax assets consists of the following


                                     2003                2002
                                --------------      -------------
Deferred taxes due to net
operating loss carryforwards      $   3,496            $   1,950

Less: Valuation allowance            (3,496)              (1,950)
                                --------------      -------------

Net deferred tax asset            $       -            $       -
                                ==============      =============

NOTE 7- RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

The president, Mr. Arthur Viola contributed $77,764 of capital for 1,000,000 shares of founders stock for the year then ended November 30, 2003 to fund the operations of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, INFE-HR carried out an evaluation of the effectiveness of the design and operation of INFE-HR's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of INFE-HR's management, including INFE-HR'S Chief Executive Officer, who concluded that INFE-HR's disclosure controls and procedures are effective. There have been no significant changes in INFE-HR's internal controls or in other factors, which could significantly affect internal controls subsequent to the date INFE-HR carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in INFE-HR's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in INFE-HR's reports filed under the Exchange Act is accumulated and communicated to management, including INFE-HR's Chief Executive Officer, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this Item 9 is incorporated by reference from the section captioned "Directors, Executive Officers, Promoters and Control Persons" of the Schedule 14C.

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference from the section captioned "Executive Compensation" of the Schedule 14C.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Schedule 14C.

Item 12. Certain Relationships and Related Transactions

The information required by this Item 12 is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" of the
Schedule 14C.

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibits

Exhibit Index
--------------
Number                  Description
----------------------------------------
3.1 (1)                 Articles of Incorporation

3.2 (1)                 By-laws

10.1 (1)                Stock Purchase Agreement

21.1                    Subsidiaries

23.1                    Consent of Certified Public Accountants

31.1                    Certification pursuant to Sarbanes-Oxley Section 302

32.1                    Certification pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to the Form 10-SB filed August 21, 2003

(b) Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the section captioned "Principal Accountant Fees and Services" of the Sechedule 14C.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFE - Human Resources, Inc.

/s/Arthur Viola
----------------
 Arthur Viola               Chief Executive Officer,       March 15, 2004
                            Sole Director and Principal
                            Financial Officer