Form 10QSB
period 2004-02-29
INFE HUMAN RESOURCES INC
filed 2004-04-14
CIK 1260376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)


   /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended February 29, 2004
                                       or
Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
                           for the transition period

                          INFE, Human Resources, Inc.
         (Exact name of small business issuer as specified in charter)

                                     Nevada
        (State of either jurisdiction of incorporation or organization)

                                   54-2013455

                       (IRS Employer Identification No.)

                         67 Wall Street     22nd Floor
                         New York, New York 10005-3198.

                    (Address of principal executive offices)

                                  212-859-3466
                          (Issuer's telephone number)



---------------------------------------------------------------------------

(Former name, address and former fiscal year, if changed since last report)




The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on April 12, 2004 was 11,000,000 shares.

                                ________________

           Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


---------------------------------------------------------------------------

 Item 1. - Financial Statements


                    INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                --------------------------------------------


Condensed Consolidated Reviewed
Financial Statement:                                         PAGE

Balance Sheet as of February 29, 2004........................ F-1

Statements of Operations for the three months ended
February 29, 2004 and February 28, 2003 (with cumulative
totals since Inception).......................................F-2

Statement of Comprehensive Income for the three months ended
February 29, 2004 and February 28, 2003 ......................F-3

Statements of Cash Flows for the three months ended
February 29, 2004 and February 28, 2003 (with cumulative
totals since Inception).......................................F-4

Notes to Financial Statements.................................F-5-

=========================================================

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2004

                                     ASSETS


CURRENT ASSET
  Marketable securities                          $146,340
                                                 --------
         Total Assets                            $146,340
                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $ 3,500
  Officers loan payable                           10,000
                                                 -------
          Total current liabilities               13,500
                                                 -------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding     -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,000,000 shares issued
    and outstanding as of February 29, 2004      11,000
  Additional paid-in capital                      3,725
  Accumulated deficit                           (26,813)
  Comprehensive income                          144,928
                                                --------
          Total stockholders' equity            132,840
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $146,340
                                                ========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                  INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
                             AND FEBRUARY 28, 2003
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                        Cumulative
                                                       Totals Since
                                                        Inception
                                2004        2003      (May 2, 2002)
                             ---------   ---------     ---------
REVENUES                       $    -     $    -      $     -
                             ---------   ---------     ---------
OPERATING EXPENSES
   Organizational costs             -          -        13,313
   Professional fees            3,500          -        13,500
                             ---------   ---------     ---------
    Total operating expenses    3,500          -        26,813
                             ---------   ---------     ---------
NET LOSS                      $(3,500)    $    -      $(26,813)
                             =========   =========    ==========

BASIC AND DILUTED LOSS
   PER SHARE                  $     -     $    -
                             =========   =========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES       11,000,000   10,000,000
                            ==========   ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
      (REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


BALANCE- December 1, 2002                            $     -

Loss on Investment Activity and Holding               (10,563)
                                                     ----------
BALANCE- February 28, 2003                           $(10,563)
                                                     ==========
BALANCE- December 1, 2003                            $ 44,428

Loss on Investment Activity and Holding               105,500
                                                     ----------
BALANCE- February 29, 2004                           $144,928
                                                     ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
                             AND FEBRUARY 28, 2003
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                   Cumulative
                                                                  Totals Since
                                                2004      2003      Inception
                                              --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
                    Net loss                  $(3,500)    $    -    $(26,813)

Adjustments to reconcile net loss to net cash
used in operating activities:
 (Gain) loss on investment activity            27,840     10,563     (16,588)
 Increase (decrease) in accounts payable       (6,500)         -       3,500
                                              --------    -------    --------
   Net cash used in operating activities       17,840     10,563     (39,901)
                                              --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities purchased, securities sold- net   76,655    (10,563)     15,176
                                              --------   --------    --------
   Net cash used in investing activities       76,655    (10,563)     15,176
                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                        10,000          -      10,000
  Issuance of common stock and change in
   additional paid-in-capital- net           (104,495)         -      14,725
                                             ---------   --------    --------
   Net cash provided by financing activity    (94,495)         -      24,725
                                             ---------   --------    --------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         -          -           -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                -          -           -
                                             ---------   --------    ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                              $      -    $     -     $     -
                                             =========   ========    =========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
                             AND FEBRUARY 28, 2003


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included have been prepared by INFe- Human Resources, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included uin the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

INFe- Human Resources, Inc. and Subsidiary (the "Company") was incorporated in the State of Nevada on March 31, 2000. The Company was formerly a subsidiary of INFe, Inc., a publicly trading entity on the OTC BB (INFe) through October 31, 2003. The Company was sold and now is trading as Pacer Health Corp (PHLH) on the OTCBB. The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

The Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. ("Daniels"), a Nevada company formed on May 2, 2002. For accounting purposes, the transaction had been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, Daniels will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of "Daniels." Daniels is structured as a start-up and will be operated as a "Human Resource Services" corporation. The core business, "the Payroll Services Bureau" has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division has as its growth goal - advisory to payroll client and non-client companies. This division will work with client companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, -The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy-growth through leveraged acquisition(s).

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash and cash equivalents at February 29, 2004 and February 28, 2003, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

The Company will record its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs incurred in connection with the start-up and organization of the Company.

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

 Advertising Costs

The Company expenses the costs associated with advertising as incurred. There were no advertising costs for the periods ended respectively.

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 the unrealized gains and losses for trading securities are included in earnings, and unrealized gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

 The Company utilizes quoted market prices in determining fair value for its investments. When quoted market prices are unavailable, a reasonable estimate of fair value can be made using a variety of pricing techniques, including, but not limited to, discounted cash flow analysis, and fundamental analysis.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 29, 2004 and February 28, 2003, respectively.


                                         2004             2003
                                      ----------       ----------
Net loss                                $ (3,500)        $      -
                                      ----------       ----------
Weighted-average common shares
Outstanding (Basic)                   11,000,000       10,000,000

Weighted-average common stock
 Equivalents
  Stock options                                -                -
  Warrants                                     -                -
                                      ----------       ----------
Weighted-average common shares
Outstanding (Diluted)                 11,000,000       10,000,000
                                      ==========       ==========


NOTE 3- INVESTMENTS

The following is an approximate of investments at February 29, 2004 and February 28, 2003 at fair market value:

                                          2004             2003
                                        --------         --------
Portfolio of common stocks
trading on the OTC:BB
at fair market value                    $146,340         $ 22,676
                                        ========         ========


The marketable securities (depreciated) $100,500 and $10,563 for the three months ended February 29, 2004 and February 28, 2003. The depreciation includes unrealized gains and losses.


NOTE 4- GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the three months ended February 29, 2004 and has an accumulated deficit.

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


NOTE 4- GOING CONCERN (CONTINUED)

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying condensed consolidated financial statements do no include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 5- STOCKHOLDERS' EQUITY

The Company had 20,000,000 shares of preferred stock authorized at February 29, 2004. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at February 29, 2004 and February 28, 2003 and 11,000,000 shares issued and outstanding.

There were no shares issued for the quarter ended February 29, 2004.


NOTE 6-         PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended February 29, 2004 and February 28, 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At February 29, 2004 and February 28, 2003, the deferred tax assets consists of the following:

                                            2004             2003
                                          --------         --------
Deferred taxes due to net
operating loss carryforwards               $4,021           $3,496

Less: valuation allowance                  (4,021)          (3,496)

Net deferred tax asset                     $    -           $    -
                                          ========         ========


NOTE 7-RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.


Item 2.   Management's Plan Of Operation

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and product technologies; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth material factors that could cause actual results to differ materially from these statements.

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

--------------------------------------------------------------------------------
The Company does not expect to purchase or sell any material plant or significant equipment over the next twelve months. The Company will add employees over the next twelve months in two situations: (1) by acquisition of a company and/or (2) if the Company's growth justifies adding additional staff. The Company has no plans to hire additional employees absent one of these two situations.


Item 3.   Controls and Procedures.

  (a) Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

  (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  (c)  Not applicable

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.


                           PART II  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K.


31.1      Rule 13a-14(a)/15d-14(a) Certifications.


32.1      Section 1350 Certifications.


b) Form 8-K's: None


                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       April 13, 2004
              Sole Director and Principal
              Financial Officer