Form 10KSB/A
period 2003-11-30
INFE HUMAN RESOURCES INC
filed 2004-05-24
CIK 1260376

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
              (Amendement No. 1-originally filed March 15, 2004)


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


==========================================================================
                                     PART I

Item 1. Description of Business

Preliminary Note

As disclosed in a Form 10-SB, originally filed August 21, 2003, and amended October 20, 2003, December 4, 2003 and January 9, 2004, with the Securities and Exchange Commission (SEC), INFE-Human Resources, Inc. acquired Daniels Corporate Advisory Company, Inc ("Daniels"). Under SEC Rules, the Company's registration statement went "effective" on October 20, 2003, 60 days after initial filing. This form 10-KSB is therefore being filed because the Company is legally a "reporting" company, even though it is not trading. There is no assurance that a trading market will develop for the Company's common stock. The reader is encouraged to review the Company's registration statement, as amended, available at www.sec.gov in conjunction with the reader's review of this form 10-KSB.

Company Overview

INFe-Human Resources, Inc. ("INFE-HR" or the "Company") is an early-stage company that provides either directly or through its subsidiary a variety of financial services, including payroll and related human resource functions, for client companies. The company, through its subsidiary, Daniels Corporate Advisory Company, Inc. ("Daniels"), has two divisions, the corporate financial consulting division and the merchant banking division.

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

In order to help implement the Company's business plan by adding management and financial resources, the Company entered into a stock purchase agreement with Daniels Corporate Advisory Company, Inc., a Nevada corporation focused on the payroll services market, and the providing of financial services to that same client company such as financial consulting and strategic business advice and/or investing in such companies as well as conventional payroll services.
Daniels' Chairman and CEO, Arthur Viola, who became the Company's President and CEO in late 2002, brings significant corporate experience in building companies to the Company.

Mr. Viola, Daniels and INFe Human Resources are affiliated parties both before and after the transaction as Mr. Viola is the 100% owner, President and CEO of Daniels and President and CEO of INFe Human Resources and will be the President and CEO of both companies and controlling stockholder of INFe Human Resources after the closing of the transaction.

Pursuant to the Stock Purchase Agreement, the Company vested 7,040,000 shares of the Company's common stock previously issued to Mr. Viola but subject to an agreement that such shares would not be vested until the closing of the Stock Purchase Agreement, representing 70.4% of the issued and outstanding common stock of the Company in exchange for 100% of the issued and outstanding common stock of Daniels. The Stock Purchase Agreement contains customary representations, warranties, covenants and conditions to closing.

These customary representations, warranties, covenants and conditions including the following representations by Daniels: (i) that Daniels is duly organized, validly existing and in good standing in Nevada; (ii) that the transaction is duly authorized by Daniels; (iii) that Daniels has obtained all necessary consents; (iv) that Daniels have good title to its assets; (v) that certain financial statements provided to us are true; (vi) that Daniels does not have any undisclosed liabilities; (vii) that Daniels has paid all necessary taxes;
(viii) that Daniels is in compliance with environmental and occupational safety laws; (ix) that Daniels has no pending litigation and (x) that Daniels has made no material misstatement or failed to make a material disclosure to us.

Likewise, we represented to Daniels that (i) that we are duly organized, validly existing and in good standing in Nevada; (ii) that the transaction is duly authorized by us; (iii) that we have obtained all necessary consents; (iv) that we have good title to our assets; (v) that certain financial statements provided to Daniels by us are true; (vi) that we do not have any undisclosed liabilities;
(vii) that we have paid all necessary taxes; (viii) that we are in compliance with environmental and occupational safety laws; (ix) that we have no pending litigation and (x) that we have made no material misstatement or failed to make a material disclosure to Daniels.

Additionally, both parties made certain covenants to each other, including that
(i) both parties would operate their businesses in the ordinary course prior to closing; (ii) both parties would notify the other of any material change in their business; (iii) neither party would negotiate with third parties regarding an alternative transaction; and (iv) neither party would dispose of any material assets prior to closing.

The Stock Purchase Agreement closed on October 21, 2003.

For accounting purposes, Daniels was treated as the continuing entity after the Acquisition and the historical financial statements presented are those of Daniels.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Information

As noted above, the Company's common stock is not trading publicly and there is no assurance that a trading market will develop for the Company's common stock.

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

In November, 2003, the Company issued 1,000,000 shares to Arthur Viola, the Company's Chief Executive Officer for $77,764 of marketable securities invested in the Company.

Item 6. Management's Plan of Operation

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

The Company believes that it can satisfy its cash needs for the next several months, but will likely need to raise capital, including through the issuance of additional shares, over the next twelve months. Mr. Arthur Viola, Chairman and CEO of the Company may be one of the sources of additional capital for the Company. In November 2003, Mr. Viola provided capital in the form of $77,764 worth of marketable securities to the Company in return for equity securities.

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

Management's plans for this uncertainty include increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management may also liquidate some of the marketable securities which the Company owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

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

INFE-HR will seek to raise up to $2 million in equity and debt capital over the next 12-18 months in order to provide additional working capital and better capitalize the business. These financings may be in the form of private placements, bank loans, or other financing vehicles. On a long term basis, the Company will need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that the Company will be able to raise any additional funds and equity funds raised could dilute then existing shareholders.

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

                    YEAR ENDED NOVEMBER 30, 2003 AND PERIOD

                  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30, 2002



INDEX TO FINANCIAL STATEMENTS
----------------------------------
PAGE(S) CONSOLIDATED AUDITED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants...............F-1

Balance Sheet as of November 30, 2003............................F-2

Statements of Operations for the year ended November 30, 2003 and the period May 2, 2002 (inception) to November 30, 2002......F-3

Statement of Changes in Stockholders' Equity (Deficit) for the year ended November 30, 2003 and the period, November 30, 2001
(Old INFe) to May 2, 2002 (inception) to November 30, 2002.......F-4

Statement of Comprehensive Income for the year ended
November 30, 2003 and the period May 2, 2002 (inception) to
November 30, 2002...............................................F-5

Statements of Cash Flows for the year ended November 30, 2003 and the period May 2, 2002 (inception) to November 30, 2002.....F-6

Notes to Financial Statements...................................F-7-F-12

Condensed Consolidated Financial Statements
For The Three Months Ended February 29, 2004
And February 28, 2003...........................................F-13-F-22
=============================================================================

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


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
--------------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey

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
              FOR THE YEAR ENDED NOVEMBER 30, 2003 AND THE PERIOD
                  MAY 2, 2002 (INCEPTION) TO NOVEMBER 30,2002

Net loss for the period May 2, 2002 (inception)
 to November 30, 2002                     $ (13,313)
                                          ---------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities            -
                                          ---------
Comprehensive loss, November 30, 2002     $ (13,313)
                                          =========
Net loss, year ended November 30, 2003    $ (10,000)
                                          ---------
Other comprehensive income, net tax:
   Unrealized gains on securities            44,428
   Less: reclassification adjustment
   for gains included in net income               -
                                          ---------
Other comprehensive income                   44,428
                                          ---------
Comprehensive income, November 30, 2003   $  34,428
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

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non - payroll service companies. This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

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

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are earned rather than when the fees are collected, and costs incurred in connection with the start-up and organization of the Company.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were approximately $-0- and $-0- for the year ended November 30, 2003 and the period May 2, 2002 (Inception) to November 30, 2002.

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

NOTE 5- STOCKHOLDERS' EQUITY

The Company, originally INFe, had 20,000,000 shares of preferred stock authorized for the year ended November 30, 2003. There were no shares issued and outstanding. Daniels Corporate Advisory Company, Inc. has the same capital structure.

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

NOTE 6-PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the year ended November 30, 2003 and May 2, 2002 (Inception) through November 30, 2002. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At November 30, 2003 and 2002, the deferred tax assets consists of the following:

For the year ended November 30, 2003 and the period May 2, 2002 (inception) to November 30, 2002, the Company and its subsidiary had approximately $28,000 and $62,000, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on comprehensive other income have been considered.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all
Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during 2003 our executive officers, directors and 10% beneficial owners timely made all required Section 16(a) filings.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer during the years ended December 31, 2002 and 2003. None of our other executive officers received aggregate compensation that exceeded $100,000 during the year ended December 31, 2003.


                           Summary Compensation Table
  --------------------------------------------------------------------------------------
                                                            Securities          Other
 Name and Principal Position    Year   Salary   Bonus   Underlying Options   Compensation
 ----------------------------------------------------------------------------------------
 Arthur Viola,
 Chief Executive Officer         2002     -       -           -              $    -
                                 2003     -       -           -              $    -

 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth information as of March 15, 2004 with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each Director of the Company and (iv) all Directors and executive officers as a group. All numbers shown give effect for the vesting of stock which occurs upon the closing of the Stock Purchase Agreement of the Company with Daniels, which Agreement constitutes a "change of control" of the Company.


 Nameand Address of           Number of Shares        % of Outstanding
 Beneficial Owner (1)         Beneficially Owned      Common Stock
 ---------------------------------------------------------------------

 Arthur Viola                  8,040,000                73.09%


 All officers and
 directors as a group          8,040,000                73.09%


 (1) Except as otherwise indicated, the address for each of the named individuals is c/o Daniels Corporate Advisory Company, Inc., 67 Wall Street, 22nd Floor, New York, New York 10005-3198. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within sixty
 (60) days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.


 Item 12. Certain Relationships and Related Transactions


 Mr. Viola, the Chief Executive Officer of the Company, is also the Chairman, Chief Executive Officer and was (prior to October 21, 2003) the sole shareholder of Daniels. The Stock Purchase Agreement was, therefore, an "affiliated transaction." Pursuant to the Stock Purchase Agreement, the Stock Purchase Agreement was approved by Messrs. Tom Richfield and Gus Mechalas (former directors), who are independent of Daniels, and by INFe, Inc., the controlling shareholder of the Company prior to closing of the Stock Purchase Agreement.


 Item 13. Exhibits List and Reports on Form 8-K

 (a) Exhibits

 Exhibit
 Number             Description
 ------------------------------------

 3.1 (1)      Articles of Incorporation*

 3.2 (1)      By-laws

 10.1 (1)     Stock Purchase Agreement

 21.1         Subsidiaries

 23.1         Consent of Certified Public Accountants*

 31.1         Amended Certification pursuant to Sarbanes-Oxley Section 302

 31.2         Amended Certification pursuant to Sarbanes-Oxley Section 302

 32.1         Amended Certification pursuant to 18 U.S.C. Section 1350

 (1)    Incorporated by reference to the Form 10-SB filed August 21, 2003
  *     Previously filed with Form 10-KSB-March 15, 2004

 (b) Reports on Form 8-K

 None

 Item 14. Principal Accountant Fees and Services

 The information required by this Item 14 is incorporated by reference from the section captioned "Principal Accountant Fees and Services" of the Schedule 14C.


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INFE - Human Resources, Inc.

 /s/    Arthur Viola
 --------------------         Chief Executive Officer,
       Arthur Viola           Director and Principal    May 24, 2004
                              Financial Officer

 /s/    Tom Richfield
 ---------------------
        Tom Richfield         Director                  May 24, 2004

 /s/    Gus Mechalas
 ---------------------
        Gus Mechalas          Director                  May 24, 2004