Form 10QSB/A
period 2004-02-28
INFE HUMAN RESOURCES INC
filed 2004-05-24
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-QSB/A
                       (Orignially Filed April 14, 2004)

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

Notes to Financial Statements.................................F-4-F-10

====================================================================
                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2004

                                     ASSETS


CURRENT ASSET
  Marketable securities                          $ 18,000
                                                 --------
         Total Assets                            $ 18,000
                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  3,500
  Officers loan payable                            10,000
                                                 -------
          Total current liabilities                13,500
                                                 -------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding     -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,000,000 shares issued
    and outstanding as of February 29, 2004       11,000
  Additional paid-in capital                       3,725
  Accumulated other comprehensive income         (26,813)
  Accumulated deficit                             16,588
                                                --------
          Total stockholders' equity               4,500
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  18,000
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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                   Cumulative
                                                                  Totals Since
                                                2004      2003      Inception
                                              --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
                    Net loss                  $(3,500)    $    -    $(26,813)

Adjustments to reconcile net loss to net cash
used in operating activities:
 Increase (decrease) in accounts payable       (6,500)         -       3,500
                                              --------    -------    --------
   Net cash used in operating activities      (10,000)         -     (23,313)
                                              --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities purchased, securities sold- net  104,495          -      (1,412)
                                              --------   --------    --------
   Net cash used in investing activities      104,495          -      (1,412)
                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                        10,000          -      10,000
  Issuance of common stock and change in
   additional paid-in-capital- net           (104,495)         -      14,725
                                             ---------   --------    --------
   Net cash provided by financing activity    (94,495)         -      24,725
                                             ---------   --------    --------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         -          -           -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                -          -           -
                                             ---------   --------    ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                              $      -    $     -     $     -
                                             =========   ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:                                    $ 27,840    $10,563      $16,588
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

NOTE 3- INVESTMENTS

The following is an approximate of investments at February 29, 2004 and February 28, 2003 at fair market value:

The marketable securities appreciated depreciated $27,840 and $10,563 for the three months ended February 29, 2004 and February 28, 2003.

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

At February 29, 2004 and February 28, 2003, the deferred tax assets consists of the following:

For the three months ended February 29, 2004 and February 28, 2003, the Company and its subsidiary had $60,000 and $62,000, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources, Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on other comprehensive income have been considered.

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

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       May 24, 2004
              Sole Director and Principal
              Financial Officer