Form 10KSB/A
period 2003-11-30
INFE HUMAN RESOURCES INC
filed 2004-06-29
CIK 1260376

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
              (Amendement No. 2-originally filed March 15, 2004)


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

Statement of Comprehensive Income for the year ended November 30, 2003
and the period May 2, 2002 (inception) to November 30, 2002            F-5

Statements of Cash Flows for the year ended November 30, 2003 and the
period May 2, 2002 (inception) to November 30, 2002                    F-6

Notes to Financial Statements                                       F-7 - F-12

Condensed Consolidated Financial Statements
For The Three Months Ended February 29, 2004 And February 28, 2003   F-13-F-22
=============================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
INFe Human Resources, Inc. and Subsidiary
New York, NY

We have audited the accompanying consolidated balance sheet of INFe Human Resources, Inc. and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.)(A Development Stage Company) (the "Company") as of November 30, 2003 and the related statements of operations, changes in stockholders' equity, comprehensive income (deficit), and cash flows for the year ended November 30, 2003 and the period May 2, 2002 (Inception) through November 30, 2002, with cumulative totals from the Company's inception May 2, 2002 through November 30, 2003, for the statements of operations, changes in stockholders'equity and cash flows. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INFe- Human Resources, Inc and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.) (A Development Stage Company) as of November 30, 2003 and the results of its operations and their cash flows for the year ended November 30, 2003 and period May 2, 2002 (Inception) to November 30, 2002 with cumulative totals since the Company's inception May 2, 2002 through November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.

/s/
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey

February 20, 2004


                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30,2003

                                ASSETS

                                               2003
                                              --------
CURRENT ASSETS
 Marketable securities                      $ 150,335
                                              --------

TOTAL ASSETS                                $ 150,335
                                              ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $  10,000
                                              --------
     Total current Liabilities                 10,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
  20,000,000  shares authorized;
  none issued and outstanding                       -
Common stock, $.001 par value,
  100,000,000 shares authorized;
  11,000,000 shares outstanding
  as of November 30,2003                       11,000
Additional paid-in-capital                    108,220
Accumulated other comprehensive income         44,428
Deficit                                       (23,313)
                                             ---------
    Total stockholders' equity                140,335
                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 150,335
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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                    Cumulative
                                                                   Totals Since
                                               2003        2002      Inception
                                            ---------   ---------  ------------
REVENUE                                    $      -  $          -             -
                                            ---------   ---------  ------------

OPERATING EXPENSES
  Organized costs                                  -       13,313        13,313
  Professional fees                           10,000            -        10,000
                                            ---------   ---------  ------------
     Total operating expenses                 10,000       13,313       (23,313)
                                            ---------   ---------  ------------

NET LOSS                                   $ (10,000)  $ (13,313)       (23,313)
                                            =========   =========  ============

BASIC AND DILUTED LOSS
  PER SHARE                                $  (0.001)  $  (0.001)
                                            =========   =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                           10,083,333  10,000,000
                                          ===========  ==========
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

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

<captions>

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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                    Cumulative
                                                                   Totals Since
                                              2003        2002       Inception
                                          -----------  ----------   ------------
CASH FLOW FROM OPERATING ACTIVITES
  Net Loss                                 $  (10,000)  $ (13,313)   $  (23,313)

Adjustments to reconcile net loss to net
cash used in operating activites:
  Increase in accounts payable                 10,000           -        10,000
                                           -----------  ---------     ---------
  Net cash used in operating activities             -     (13,313)      (13,313)
                                           -----------  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities purchased                         (77,764)    (28,143)     (105,907)
                                           -----------  ---------     ---------
    Net cash used in investing activities     (77,764)    (28,143)     (119,220)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock and
   additional paid-in capital-net              77,764      41,456       119,220
                                           -----------  ---------     ---------
  Net cash provided by financing activitiy     77,764      41,456       119,220
                                           -----------  ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS             -           -             -
CASH AND CASH EQUIVALENT
-BEGINNING OF PERIOD                                -           -             -
                                           -----------  ---------     ---------

CASH AND CASH EQUIVALENTS
-END OF PERIOD                             $        -   $       -    $        -
                                           ===========   =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:
  Unrealized gains on securities           $  44,428    $       -     $  44,428
                                          ============  ==========     =========
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

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

The Corporate Financial Consulting Division has as its growth goal- advisory to payroll client as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, -The Merchant Banking Division.

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

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

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
                                ==============      =============

The marketable securities appreciated $44,428 and $-0- for the year ended November 30, 2003 and the period May 2, 2002 (Inception) to November 30, 2002, respectively. There were no sales or realized gains or losses for the periods presented. Additionally, no amounts were reclassified out of accumulated other comprehensive income(loss) for the periods presented.

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

At November 30, 2003 and 2002, the deferred tax assets consists of the following:


                                     2003                2002
                                --------------      -------------
Deferred taxes due to net
operating loss carryforwards      $   4,200            $ 10,500

Less: Valuation allowance            (4,200)            (10,500)
                                --------------      -------------

Net deferred tax asset            $       -            $       -
                                ==============      =============


For the year ended November 30, 2003 and the period May 2, 2002 (inception) to November 30, 2002, the Company and its subsidiary had approximately $28,000 and $62,000, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on comprehensive other income have been considered


NOTE 7- RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

The president, Mr. Arthur Viola contributed $77,764 of capital for 1,000,000 shares of founders stock for the year then ended November 30, 2003 to fund the operations of the Company

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

 3.2 (1)      By-laws*

 10.1 (1)     Stock Purchase Agreement*

 21.1         Subsidiaries**

 23.1         Consent of Certified Public Accountants*

 31.1         Amended Certification pursuant to Sarbanes-Oxley Section 302

 31.2         Amended Certification pursuant to Sarbanes-Oxley Section 302

 32.1         Amended Certification pursuant to 18 U.S.C. Section 1350

 (1)    Incorporated by reference to the Form 10-SB filed August 21, 2003
  *     Previously filed with Form 10-KSB-March 15, 2004
  **    Previously filed with Form 10-KSB/A- May 24, 2004

 (b) Reports on Form 8-K

 None

 Item 14. Principal Accountant Fees and Services

 INFe-Human Resources, Inc. incurred fees to Bagell Josephs & Co. of $10,000 for auditing work related to this Form 10-KSB and for services related to the SEC Registration statement on Form 10-SB for the year ended November 30, 2003. Bagell Josephs & Co. had provided no other services to the Company other than those described above. The board of directors had pre-approved all work to be done by Bagell Josephs & Co., which included audit work, registration statement services, review of various other SEC Filings and quarterly reviews of SEC Forms 10-QSB. Subsequently, Bagell Josephs & Co. has provided work related to the Company's Form 10-QSB for the quarter ending February 29, 2004 and received $3,000 for such work.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INFE - Human Resources, Inc.

 /s/    Arthur Viola
 --------------------

       Arthur Viola

Chief Executive Officer,
Chief Finacial Officer and Sole Director            June 29, 2004