Form 10QSB/A
period 2004-02-29
INFE HUMAN RESOURCES INC
filed 2004-06-29
CIK 1260376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-QSB/A
                (Amendment #2-Originally Filed: April 14, 2004)
                                   (Mark One)


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

Statement of Comprehensive Income for the
three months ended February 29, 2004..........................F-3

Statements of Cash Flows for the three months ended
February 29, 2004 and February 28, 2003 (with cumulative
totals since Inception).......................................F-4

Notes to Financial Statements.................................F-5-F-9

=========================================================

                 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 2004

                                     ASSETS


CURRENT ASSET
  Marketable securities                          $ 146,340
                                                 ---------
         Total Assets                            $ 146,340
                                                 ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $   3,500
  Officers loan payable                             10,000
                                                 ---------
          Total current liabilities                 13,500
                                                 ---------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding        -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,000,000 shares issued
    and outstanding as of February 29, 2004         11,000
  Additional paid-in capital                       108,220
  Accumulated other comprehensive income            40,433
  Deficit                                          (26,813)
                                                  --------
          Total stockholders' equity               132,840
                                                  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 146,340
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
                            ==========   ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
      (REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


Net loss for the period May 2, 2002(inception)
 to November 30, 2003                                 $(23,313)

Net loss for the period December 1, 2003 to
 February 29, 2004                                      (3,500)
                                                      ----------
TOTAL DEFICIT FEBRUARY 29, 2004                       $(26,813)
                                                      ==========
Comprehensive income for the period May 2, 2002
(inception) to December 1, 2003, net of tax           $ 44,428

Other comprehensive income, net of tax
 Unrealized loss on securities for the period
 December 1,2003 through February 29, 2004             (3,995)
                                                     ----------
Accumulated other comprehensive income                $ 40,433
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
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                   Cumulative
                                                                  Totals Since
                                                2004      2003      Inception
                                              --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
                    Net loss                  $(3,500)    $    -    $(26,813)

Adjustments to reconcile net loss to net cash
used in operating activities:
 Increase (decrease) in accounts payable       (6,500)         -       3,500
                                              --------    -------    --------
   Net cash used in operating activities      (10,000)         -     (23,313)
                                              --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities purchased, securities sold- net        -          -    (105,907)
                                              --------   --------    --------
   Net cash used in investing activities            -          -    (105,907)
                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                        10,000          -      10,000
  Issuance of common stock and change in
   additional paid-in-capital- net                  -          -     119,220
                                             ---------   --------    --------
   Net cash provided by financing activity     10,000          -     129,220
                                             ---------   --------    --------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         -          -           -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                -          -           -
                                             ---------   --------    ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                              $      -    $     -     $     -
                                             =========   ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:
 Unrealized gain(loss) on securities         $ (3,995)   $(10,563)    $40,433
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

                                    2004        2003
                                   -------     ------
Net loss                         $  (3,500)    $     -
                                ----------- ----------
Weighted-average common shares
Outstanding(Basic)              11,000,000  10,000,000

Weighted-average common stock
Equivalents
  Stock options                          -           -
  Warrants                               -           -
                                 ---------   ----------
Weighted-average common shares
Outstanding(Diluted)            11,000,000  10,000,000
                                ==========  ===========

NOTE 3- INVESTMENTS

The following is an approximate of investments at February 29, 2004 and February 28, 2003 at fair market value:
                                  2004         2003
                                 ------       ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value             $ 146,340      $ 22,676
                               =========      =========

The marketable securities (depreciated) $(3,995) and ($10,563) for the three months ended February 29, 2004 and February 28, 2003. The depreciation includes unrealized gains and losses.

There were no sales (proceeds) or realized gains or losses for the periods presented. There were no gains or losses reclassified out of accumulated other comprehensive income into earnings (loss) for the periods.


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

At February 29, 2004 and February 28, 2003, the deferred tax assets consists of the following

                                   2004        2003
                                   ----        -----
Deferred taxes due to net
operating loss carryforwards    $  4,021      $ 3,496

Less: valuation allowance         (4,021)      (3,496)
                                -----------  ----------
Net deferred tax asset         $       -            -
                                ==========   ==========


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

The Company believes that it can satisfy its cash needs for the next several months, but will likely need to raise capital, including through the issuance of additional shares, over the next twelve months. Mr. Arthur Viola, Chairman and CEO of the Company may be one of the sources of additional capital for the Company. In November 2003, Mr. Viola provided funds to the Company in return for equity securities. These were permanent funds totaling $77,764, (broken up as common stock, $1,000 and Paid in Capital of $76,764, for which Mr. Viola received 1,000,000 shares of common stock.

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


Item 3.   Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchane Act of 1934, as amended (the "Exchange Act"), as of February 29, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004.
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 29, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                           PART II  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K.

a) Exhibit No.  Description
  ----------------------------
    31.1        Amended Rule 13a-14(a)/15d-14(a) Certifications.

    32.1        Amended Section 1350 Certifications.


b) Form 8-K's: None


                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       June 29, 2004
              ChiefFinancial Officer
              and Sole Director