Form 10QSB/A
period 2004-02-29
INFE HUMAN RESOURCES INC
filed 2004-07-14
CIK 1260376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-QSB/A
                (Amendment #3-Originally Filed: April 14, 2004)
                                   (Mark One)


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

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       July 14, 2004
              ChiefFinancial Officer
              and Sole Director