Form 10QSB
period 2004-05-31
INFE HUMAN RESOURCES INC
filed 2004-07-19
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB
                                   (Mark One)

   /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended May 31, 2004
                                       or
Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
                           for the transition period

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on July 19, 2004 was 11,000,000 shares.

                                ________________

           Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


-------------------------------------------------------------------------------

 Item 1. - Financial Statements

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                  MAY 31, 2004
                --------------------------------------------

Condensed Consolidated Reviewed
Financial Statement:                                         PAGE

Balance Sheet as of May 31, 2004............................. F-1

Statements of Operations for the six months ended
May 31, 2004 and May 31, 2003 (with cumulative
totals since Inception).......................................F-2

Statements of Cash Flows for the three months ended
May 31, 2004 and May 31, 2003 (with cumulative
totals since Inception).......................................F-2

Notes to Financial Statements.................................F-4-F-10

===============================================================================
                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2004

                                     ASSETS


CURRENT ASSET
  Marketable securities                          $ 95,804
                                                 --------
         Total Assets                            $ 95,804
                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  3,500
  Officers loan payable                            13,500
                                                 --------
          Total current liabilities                17,000
                                                 --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding     -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,000,000 shares issued
    and outstanding as of May 31, 2004            11,000
  Additional paid-in capital                     108,220
  Accumulated other comprehensive income          (9,820)
  Accumulated deficit                            (30,596)
                                                --------
          Total stockholders' equity              78,804
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  95,804
                                                ========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MAY 31, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                        Cumulative
                                                       Totals Since
                                                        Inception
                                2004        2003      (May 2, 2002)
                             ---------   ---------     ---------
REVENUES                       $    -     $    -      $     -
                             ---------   ---------     ---------
OPERATING EXPENSES
   Organizational costs             -          -        13,313
   Professional fees            7,000          -        17,000
                             ---------   ---------     ---------
    Total operating expenses    7,000          -        30,313
                             ---------   ---------     ---------
NET LOSS BEFORE OTHER
INCOME (EXPENSES)             $(7,000)    $    -      $(30,313)

Realized loss on
Marketable Securities            (283)                    (283)
                             ---------   ---------     ---------
NET LOSS                      $(7,283)    $    -       $(30,596)

BASIC AND DILUTED LOSS
   PER SHARE                  $  0.001     $    -
                             =========   =========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES       11,000,000   10,000,000
                            ==========   ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
      (REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED MAY 31, 2004


Net loss for the period May 2,2002 (inception)
       to November 30, 2003                          $(23,313)

Net loss for the period December 1,2003
       to May 31, 2004                               $ (7,283)

Total Deficit May 31,2004                            $(30,596)
                                                     ==========
Comprehensive income for the period May 2,2002
 (inception) to November 30, 2003, net of tax        $ 44,428

Other comprehensive income, net of tax:
 Unrealized loss on securities for the period
 December 1, 2003 through May 31, 2004                (54,248)
                                                     ----------
Accumulated other comprehensive (loss)                $(9,820)
                                                     ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MAY 31, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                   Cumulative
                                                                  Totals Since
                                                2004      2003      Inception
                                              --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
                    Net loss                  $(7,283)    $    -    $(30,596)

Adjustments to reconcile net loss to net cash
used in operating activities:
 Increase (decrease) in accounts payable       (6,500)         -       3,500
                                              --------    -------    --------
   Net cash used in operating activities      (13,783)         -     (27,096)
                                              --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities purchased, securities sold- net      283          -    (105,624)
                                              --------   --------    --------
   Net cash used in investing activities          283          -    (105,624)
                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                        13,500          -      13,500
  Issuance of common stock and change in
   additional paid-in-capital- net                  -          -     119,220
                                             ---------   --------    --------
   Net cash provided by financing activity     13,500          -     132,720
                                             ---------   --------    --------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         -          -           -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                -          -           -
                                             ---------   --------    ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                              $      -    $     -     $     -
                                             =========   ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:                                    $(54,248)    $    -     $(9,820)
                                             =========   ========   =========
              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MAY 31, 2004


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included have been prepared by INFe- Human Resources, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

INFe - Human Resources, Inc. and Subsidiary (the "Company") was incorporated in the State of Nevada on March 31, 2000. The Company was formerly a subsidiary of INFe, Inc., a publicly trading entity on the OTC BB (INFe) through October 31, 2003. The Company was sold and now is trading as Pacer Health Corp (PHLH) on the OTCBB. The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash and cash equivalents at May 31, 2004 and 2003, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. There were no advertising costs for the periods ended, respectively.

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 the realized gains and losses for trading securities are included in earnings, and unrealized gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

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

Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. A diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2004 and 2003, respectively.

                                    2004        2003
                                   -------     ------
Net loss                         $  (7,283)    $     -
                                ----------- ----------
Weighted-average common shares
Outstanding(Basic)              11,000,000  10,000,000

Weighted-average common stock
Equivalents
  Stock options                          -           -
  Warrants                               -           -
                                 ---------   ----------
Weighted-average common shares
Outstanding(Diluted)            11,000,000  10,000,000
                                ==========  ===========

NOTE 3- INVESTMENTS

The following is an approximate of investments at May 31, 2004 and 2003 at fair market value:

                                  2004         2003
                                 ------       ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value             $95,804      $ 233,820
                               =========      =========

The marketable securities appreciated (depreciated) $(54,248) and $211,144 for the six months ended May 31, 2004 and 2003, respectively. The depreciation includes unrealized gains and losses.


NOTE 4- GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the six months ended May 31, 2004 and has an accumulated deficit.

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


NOTE 5- STOCKHOLDERS' EQUITY

The Company had 20,000,000 shares of preferred stock authorized at May 31, 2004. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at May 31, 2004 and May 31, 2003 and 11,000,000 shares issued and outstanding.

There were no shares issued for the quarter ended May 31, 2004.


NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the six months ended May
31, 2004 and May 31, 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At May 31, 2004 and May 31, 2003, the deferred tax assets consists of the following:
                                   2004        2003
                                   ----        -----
Deferred taxes due to net
operating loss carryforwards    $  6,062      $ 3,496

Less: valuation allowance         (6,062)      (3,496)
                                -----------  ----------
Net deferred tax asset         $       -            -
                                ==========   ==========

For the six months ended May 31, 2004 and May 31, 2003, the Company and its subsidiary had $60,000 and $62,000, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources, Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on other comprehensive income have been considered.

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

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       July 19, 2004
              Sole Director and Principal
              Financial Officer