Form 10QSB
period 2004-08-31
INFE HUMAN RESOURCES INC
filed 2004-10-14
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB
                                   (Mark One)

   /x/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended August 31, 2004
                                       or
Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934
                           for the transition period

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

The number of shares of the issuer's outstanding common stock, which is the only class of its common equity, on October 13, 2004 was 11,000,000 shares.

                                ________________

           Transitional Small Business Disclosure format (check one):

                               Yes_____  No_X___


-------------------------------------------------------------------------------

 Item 1. - Financial Statements

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                                  AUGUST 31, 2004
                --------------------------------------------

Condensed Consolidated Reviewed
Financial Statement:                                         PAGE

Balance Sheet as of August 31, 2004.......................... F-1

Statements of Operations for the nine months
and three months ended August 31, 2004 and August 31, 2003
(with cumulative totals since Inception)......................F-2

Statement of Comprehensive Income (Loss) for the nine months ended August 31, 2004

Statements of Cash Flows for the nine months ended
August 31, 2004 and August 31, 2003 (with cumulative
totals since Inception).......................................F-3

Notes to Financial Statements.................................F-4-F-10

===========================================================================


                 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2004

                                     ASSETS


CURRENT ASSET
  Marketable securities                          $126,175
                                                 --------
         Total Assets                            $126,175
                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  3,500
  Officers loan payable                            17,000
                                                 --------
          Total current liabilities                20,500
                                                 --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding     -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,000,000 shares issued
    and outstanding as of August 31, 2004         11,000
  Additional paid-in capital                     108,220
  Accumulated other comprehensive income          17,628
  Deficit                                        (31,173)
                                                --------
          Total stockholders' equity             105,675
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 126,175
                                                ========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED AUGUST 31, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                              Cumulative
                                 Nine Months Ended       Three Months Ended   Totals Since
                                    August 31,              August 31,        Inception
                                2004        2003         2004        2003    (May 2, 2002)
                             ---------   ---------    ---------   ---------     ---------
REVENUES                     $      -     $    -        $    -     $    -       $     -
                             ---------   ---------    ---------   ---------     ---------
OPERATING EXPENSES
   Organizational costs             -          -             -          -         13,313
   Professional fees           10,500          -         3,500          -         20,500
                             ---------   ---------    ---------   ---------      ---------
    Total operating expenses   10,500          -         3,500          -         33,813
                             ---------   ---------    ---------   ---------     ---------
NET LOSS BEFORE OTHER
INCOME (EXPENSES)             (10,500)         -        (3,500)         -        (33,813)

Realized Gain on
Marketable Securities           2,640          -         2,923          -          2,640
                             ---------   ---------    ---------   ---------      ---------
NET LOSS                      $(7,860)    $    -       $  (577)    $    -       $(31,173)

BASIC AND DILUTED LOSS
   PER SHARE                  $(0.001)    $    -       $(0.000)    $    -
                             =========   =========    =========   =========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES       11,000,000   10,000,000   11,000,000  10,000,000
                            ==========   ==========   ==========  ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
      (REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                     FOR THE NINE MONTHS ENDED AUGUST 31, 2004


Net loss for the period May 2,2002 (inception)
  to November 30, 2003                               $(23,313)

Net loss for the period December 1,2003
  to August 31, 2004                                   (7,860)
                                                     ----------
TOTAL DEFICIT AUGUST 31, 2004                        $(31,173)
                                                     ==========
Comprehensive income for the period May 2,2002
 (inception) to November 30, 2003, net of tax        $ 44,428

Other comprehensive income, net of tax:
 Unrealized loss on securities for the period
 December 1, 2003 through August 31, 2004             (26,800)
                                                     ----------
Accumulated other comprehensive income               $ 17,628
                                                     ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                   Cumulative
                                                                  Totals Since
                                                2004      2003      Inception
                                              --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
                    Net loss                  $(7,860)    $    -    $(31,173)

Adjustments to reconcile net loss to net cash
used in operating activities:
 Increase (decrease) in accounts payable       (6,500)         -       3,500
                                              --------    -------    --------
   Net cash used in operating activities      (14,360)         -     (27,673)
                                              --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities purchased, securities sold- net   (2,640)         -    (108,547)
                                              --------   --------    --------
   Net cash used in investing activities       (2,640)          -   (108,547)
                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                        17,000          -      17,000
  Issuance of common stock and change in
   additional paid-in-capital- net                  -          -     119,220
                                             ---------   --------    --------
   Net cash provided by financing activity     17,000          -     136,220
                                             ---------   --------    --------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         -          -           -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                -          -           -
                                             ---------   --------    ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                              $      -    $     -     $     -
                                             =========   ========    =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:
   Unrealized gain (loss) on securities      $(26,800)    $    -     $17,628
                                             =========   ========   =========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH DANIELS
    CORPORATE ADVISORY COMPANY, INC.) (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED AUGUST 31,
                                 2004 AND 2003

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

   Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash and cash equivalents at August 31, 2004 and 2003, respectively.

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


   Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as available-for-sale and trading securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 requires the realized gains and losses for trading securities be included in earnings, and unrealized gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

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

  Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. A diluted earnings pershare (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2004 and 2003, respectively:

                                    2004        2003
                                   -------     ------

Net loss                         $  (7,860)    $     -
                                ----------- ----------
Weighted-average common shares
Outstanding(Basic)              11,000,000  10,000,000

Weighted-average common stock
Equivalents
  Stock options                          -           -
  Warrants                               -           -
                                 ---------   ----------
Weighted-average common shares
Outstanding(Diluted)            11,000,000  10,000,000
                                ==========  ===========


NOTE 3- INVESTMENTS

The following is an approximate of investments at August 31, 2004 at fair market value:


                                 2004
                                ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value             $126,175
                               =========

The marketable securities (depreciated) $(26,800) for the nine months ended August 31, 2004. The depreciation includes unrealized gains and losses.

NOTE 4- GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the nine months ended August 31, 2004 and has an accumulated deficit.

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


NOTE 5- STOCKHOLDERS' EQUITY

The Company had 20,000,000 shares of preferred stock authorized at August 31, 2004. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at August 31, 2004 and 2003 and 11,000,000 shares issued and outstanding.

There were no shares issued for the nine months ended August 31, 2004.


NOTE 6-         PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the nine months ended August 31, 2004 and 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At August 31, 2004 and 2003, the deferred tax assets consists of the following:

                                   2004        2003
                                   ----        -----
Deferred taxes due to net
operating loss carryforwards    $  4,676      $ 1,997

Less: valuation allowance         (4,676)      (1,997)
                                -----------  ----------
Net deferred tax asset         $       -            -
                                ==========   ==========

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

-------------------------------------------------------------------------------
The Company does not expect to purchase or sell any material plant or significant equipment over the next twelve months. The Company will add employees over the next twelve months in two situations: (1) by acquisition of a company and/or (2) if the Company's growth justifies adding additional staff. The Company has no plans to hire additional employees absent one of these two situations.


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

a) Exhibits

31.1      Rule 13a-14(a)/15d-14(a) Certifications.
32.1      Section 1350 Certifications.


b) Form 8-K's: None


                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INFe- HUMAN RESOURCES, INC.

     By: /s/Art Viola
     ------------------------------
     Name:    Art Viola
     Title:   Chief Executive Officer,       October 14, 2004
              Sole Director and Principal
              Financial Officer