Form 10KSB
period 2004-11-30
INFE HUMAN RESOURCES INC
filed 2005-02-28
CIK 1260376

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                 FORM 10-KSB
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the fiscal year ended November 30, 2004

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _________ to ______________________

                        Commission file number 000-50374


  INFE - HUMAN RESOURCES, INC. (Name of Small Business Issuer in its Charter)

        Nevada                                    54-2013455
 -----------------------------------------------------------------------------
(State or Other Jurisdiction of (I.R.S.Incorporation or Organization) Employer Identification No.)

              67 Wall Street, 22nd Floor, New York, NY     10005-3198

 -----------------------------------------------------------------------------
   (Address of Principal Executive Offices)                        (Zip Code)

     Issuer's Telephone Number, including area code:  (212) 859-3466

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
  ----------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]        No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the most recent fiscal year ended November 30, 2004 were $0.00.

The aggregate market value of the common stock held by non-affiliates can not be computed because the company has not yet started trading.

The number of shares of the issuer's common stock outstanding as of February 28, 2005 was 11,200,024.

Documents Incorporated by Reference:  NONE

Transitional small business disclosure format (check one):   Yes [ ]   No [X]


                           INFE-HUMAN RESOURCES, INC.
               FORM 10-KSB FOR THE PERIOD ENDED NOVEMBER 30, 2004

Index                                                               	Page

PART I

Item 1. Description of Business..........................................1

Item 2. Description of Property..........................................3

Item 3. Legal Proceedings................................................3

Item 4. Submission of Matters to a Vote of Security Holders..............4

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........4

Item 6. Management's Plan of Operation...................................4

Item 7. Financial Statements.........................................F6-11

Item 8. Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure............................................12

Item 8A.Controls and Procedures.........................................12

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act...............13

Item 10.Executive Compensation..........................................14

Item 11.Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters.....................................15

Item 12.Certain Relationships and Related Transactions..................15

Item 13.Exhibits List and Reports on Form 8-K...........................16

Item 14.Principal Accountant Fees and Services..........................16

Signatures..............................................................16


==========================================================================
                                     PART I

Item 1. Description of Business

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB")constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company Overview

INFE-Human Resources, Inc. ("INFE-HR" or the "Company") is an development-stage company that intends to provide either directly or through its subsidiary a variety of financial services, including payroll and related human resource functions, for client companies. The company, through its subsidiary, Daniels Corporate Advisory Company, Inc., a Nevada corporation ("Daniels"), has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division will work with companies, including payroll providers, seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will be undertaken for clients, including financial
advisory services.   The profits generated from all the Financial Consulting
Assignments will be available for venture investment, through the second division, The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels intends to profit by helping finance the growth of client, payroll
service companies, as well as non-payroll services companies.   This division
will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

The Company currently operates in a single dominant operating segment, as that term is defined in Statements on Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE.

The Company did not have any sales in 2004 and 2003 and therefore had no sales in all geographic regions.

In order to help implement the Company's business plan by adding management and financial resources, the Company acquired Daniels in October 2003, a corporation focused on the payroll services market. Daniels also provides certain financial services to that same client company such as financial consulting, strategic business and/or investment advice. Daniels' Chairman and CEO, Arthur Viola, who became the Company's President and CEO in late 2002, brings significant corporate experience in building companies to the Company.

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

The Company has earmarked ideal locations for its services and started its market penetration in New York - through its 67 Wall Street, NY Location - and also markets its business services and consulting services in Greenwich Connecticut, Southern New Jersey and Western Pennsylvania.

As an additional means to potentially increase the size and scale of the Company, we are also reviewing potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees. Due to the numerous uncertainties associated with acquiring a company, the Company does not have a definitive timetable on making its next acquisition. However, the Company believes that making acquisitions can be an important method to grow the Company as a complement to growing the Company internally.

Products and Services

The Company is a development stage entity. The Corporate Financial Consulting Division of the Company intends to advise payroll clients as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will be undertaken for clients, including investment banking services. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division - The Merchant Banking Division.

The Merchant Banking Division intends to have an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client,
payroll service companies, as well as non-payroll services companies.   This
division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s).

Sales and Marketing

The Company intends to provide to its customers payroll and other services including venture capital management, and business development/financial advisory services. The Company may also acquire debt or equity securities in its clients in connection with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company plans to market its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services. Our plan is that by providing several important financial services for clients, we intend to develop valuable long term relationships which would yield consistent revenue.

Customers

The Company did not have any customers for the years ended November 30, 2004 or 2003.

Employees

As of November 30, 2004, the Company had 1 employee.

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

Item 3. Legal Proceedings

The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of security holders in the past twelve months:

(1) Approval of the appointment of Bagell, Josephs & Company, L.L.C. as INFe-Human Resources, Inc.'s independent certified public accountants,


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock Information

The Company's common stock is not trading publicly and there is no assurance that a trading market will develop for the Company's common stock.

The Company does not pay a dividend and does not intend to pay a dividend in the immediate future.

As of February 28, 2005, there were approximately 156 stockholders of record of the Company's common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On February 28, 2005 the Company adopted its 2005 Equity Incentive Plan.

Recent Sales of Unregistered Securities

The Company had no sales for the year ended November 30, 2004.

Item 6. Management's Plan of Operation

Mr. Arthur D. Viola, Chairman & CEO, has developed a method of securing a proprietary niche in the highly competitive Human Resources/Payroll Services Business - and is working on executing on this plan. The Company's Business Plan now includes partnering with small financial service companies that already have established client/business network relationships. The Company will provide financial consulting, investment banking, and unique service creation expertise to the partner, financial service companies - for their expansion and in turn, the partner financial service companies will open their pre-sold client networks to the Company for its services.

The Company's services, which will be offered to its partners client base include Corporate Financial Consulting, Payroll Services and newly-created add - on Services, such as the dental care discussed herein. This cross-selling method of expansion has been successful in many large companies, and the Company now feels it too can benefit in all areas of its business consulting and in its participation in the very competitive payroll services business.

Preliminary plans are in development for the creation of a dental service, (a Dental Maintenance Organization), that will offer highly discounted services solely in the geographical areas where our payroll client and human resource client employees reside. The registrant plans to acquire a Dental Lab and several dental practices and hire or joint-venture with employees and professionals necessary to man both. This consolidation of normally high cost services will be offered on a membership basis, in the form of a monthly fee, plus deep discounted service fees for services actually preformed.

To date, no formal or informal agreements have been reached with respect to the planned dental service although some evaluations are currently in progress. However, the company has located a public company offering dental services via mobile dental/labs to Medicare and Medicaid patients. After an in-depth review of the mobile dental/lab service concept, the company is considering acquiring a stake in that specific public company. Preliminary discussions have taken place. The Company would like to develop a new division that will access the existing fleet of mobile dental/labs, add to it, if necessary, and handle the increased demand that will arise from the offering of dental service to the payroll client's employees and families at client sites.

No formal or informal agreements have been reached, and substantive negotiations are not expected to take place until the Company's common stock is trading and a market value for such stock can be established.

Preliminary plans and analysis are underway for the registrant's entry into a number of financial service businesses either directly or through joint-ventures. The Company intends offer any services in which it obtains an interest to employees of our potential payroll service client companies. These services could include stock brokerage, insurance coverage for employees, accounting services for corporate clients and their employees and investment banking, merchant banking and corporate financial consulting.

The Registrant has met with several accounting firm representatives and had preliminary discussions regarding joint-ventures and cross-selling/product creation, among other business relationships. These talks are in the exploratory stages, but progressing nicely. No formal or informal agreements have been reached, and substantive negotiations are not expected to take place until the Company's common stock is trading and a market value for such stock can be established.

The Company continues to consider private equity sources as well as subordinated and senior debt providers. Specifically, the company met with a representative
of Cornell Capital Partners, of Jersey City, New Jersey.   The Business Plan of
the company was discussed as well as possible capital needs for the implementation of the business plan. No formal or informal agreements have been reached.

Separately, similar discussions have taken place with providers of subordinated and senior debt and in particular with a division of the North Fork Bank of Long
Island, New York.   North Fork Bank is the Company's principal bank and has been since inception.

Additional sources for investment banking or merchant banking projects will be considered on an opportunistic basis; i.e. if a project will generate additional internal cash flow to expand the payroll/human resources business and to further develop and lessen dependence on expensive, outside equity financing; the registrant's management will entertain its undertaking.

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

The Company will add employees over the next twelve months in two situations:
(1) by acquisition of a company and/or (2) if the Company's growth justifies additional staff. The Company has no plans to hire additional employees absent one of these two situations.

Taxes

At November 30, 2004, The Company had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $41,000. The NOLs expire at various dates through the year 2023. Utilization of INFE-HR's net operating loss are likely to be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before full utilization.

Liquidity and Capital Resources

INFE-HR's financial statements are prepared on a going-concern basis, which assumes that INFE-HR will realize its assets and discharge its liabilities in the normal course of business. However, INFE-HR's cash flows for 2005 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of INFE-HR to continue as a going concern.

Management's plans for this uncertainty include increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management may also liquidate some of the marketable securities that it owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

During the fiscal year ended November 30, 2004, INFE-HR used $27,860 of cash for operating activities. This was primarily due to INFE-HR's marketing effort for its financial services and business consulting units. Cash used in investing activities amounted to $2,640 for the fiscal year ended November 30, 2004. INFE-HR does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

INFE-HR received $30,500 from its financing activities for the fiscal year ended
November 30, 2004.   As of November 30, 2004, INFE-HR had no cash or cash
equivalents and had marketable securities of $86,451.

INFE-HR will seek to raise up to $5,000,000 in equity and debt capital over the next 12-18 months in order to provide additional working capital and better capitalize the business. These financings may be in the form of private placements, bank loans, or other financing vehicles. On a long term basis, the Company will need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that the Company will be able to raise any additional funds and equity funds raised could dilute then existing shareholders.

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

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases, amounted to zero for the fiscal years ended November 30, 2003 and 2004. INFE-HR does not have any future noncancellable lease payments under operating leases.

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

Need for Additional Financing. The Company will need additional financing to meet its current plans for expansion. The Company expects to seek additional financing of at least $5 million over the next 12 months to fund its full business plan. Such financing may be debt or equity financing. To the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to obtain additional financing, its ability to meet its current plans for development and expansion could be materially adversely affected.

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

Item 7. Financial Statements

 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 and 2003


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


			                                                PAGE(S)
			                                                -------
CONSOLIDATED AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheets as of November 30, 2004 and 2003.............................F-2

Statements of Operation for the years ended November 30, 2004 and 2003 (with cumulative totals since Inception)...........................F-3

Statement of Changes in Stockholders' Equity (Deficit) for the years ended November 30, 2004 and 2003 (with cumulative totals since
 Inception).................................................................F-4

Statement of Comprehensive Income (Deficit) for the years ended
 November 30, 2004 and 2003.................................................F-5

Statements of Cash Flow for the years ended November 30, 2004 and 2003 (with cumulative totals since Inception)........................F-6

Notes to Financial Statements........................................F-6 - F-11


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors INFe Human Resources, Inc. and Subsidiary New York, NY

We have audited the accompanying consolidated balance sheets of INFe Human Resources, Inc. and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.)(A Development Stage Company) (the "Company") as of November 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), comprehensive income (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the years ended November 30, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company does not have an operating company generating revenues. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INFe- Human Resources, Inc and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.) (A Development Stage Company) as of November 30, 2004 and 2003 and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/BAGELL, JOSEPHS & COMPANY, L.L.C.
------------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey

February 17, 2005

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           NOVEMBER 30, 2004 AND 2003


                                  ASSETS
                                           2004      2003
                                          ------    ------
CURRENT ASSETS
 Marketable securities                  $ 86,451  $ 150,335
                                          ------    -------

TOTAL ASSETS                            $ 86,451  $ 150,335
                                          ======    =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $      -  $  10,000
  Loan payable - Officer                  16,500          -
                                         ------    -------
     Total current Liabilities            16,500     10,000

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
  20,000,000  shares authorized;
  none issued and outstanding                 -          -
Common stock, $.001 par value,
  100,000,000 shares authorized;
  11,000,000 and 2,000,000 shares
  issued and outstanding                  11,200     11,000
Additional paid-in-capital               122,020    108,220
Accumulated other comprehensive (deficit)(22,096)    44,428
Deficit                                  (41,173)   (23,313)
                                          ------    --------
    Total stockholders' equity            69,951    140,335
                                          ------    --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 86,451  $ 150,335
                                          ======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                               (REVERSE ACQUISITION WITH DANIELS
                               CORPORATE ADVISORY COMPANY, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED NOVEMBER 30, 2004 AND 2003
                              (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                     Cumulative
                                                                    Totals Since
                                                2004        2003      Inception
                                             ---------   ---------  ------------
REVENUE                                     $      -  $          -           -
                                             ---------   ---------  ------------

OPERATING EXPENSES
  Organized costs                                   -            -      13,313
  Professional fees                            20,500       10,000      30,500
                                             ---------   ---------  -----------
     Total operating expenses                  20,500       10,000      43,813
                                             ---------   ---------  -----------

LOSS BEFORE OTHER INCOME                      (20,500)    (10,000)     (43,813)

  Realized gain on sale of securities           2,640           -        2,640
                                             ---------   ---------  ------------

NET LOSS                                   $  (17,860)  $ (10,000)     (41,173)
                                             =========   =========   ==========

BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.002)  $  (0.001)
                                             =========   =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                           11,010,408   10,083,333
                                           ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                     Preferred Stock       Common Stock        Additonal
                                     ---------------   -------------------      Paid-in   Comprehensive  Accumulated
                                     Shares   Amount     Shares     Amount      Capital       Income       Deficit        Total
                                     ------   ------   ----------  -------     ---------   -------------  ------------  ----------

BALANCE-December 1, 2002                  -        -   9,999,995   $10,000     $  31,456              -    $(13,313)      $ 28,143


Issuance of commons stock founders        -        -   1,000,000     1,000        76,764              -            -        77,764

Comprehensive income                      -        -           -         -             -         44,428            -        44,428

Net Loss                                  -        -           -         -             -              -      (10,000)      (10,000)
                                     ------   ------  ----------    ------        ------        -------       ------       --------

BALANCE-November 30, 2003                 -        -  10,999,995  $ 11,000     $ 108,220     $   44,428    $ (23,313)     $140,335

Stock issued for compensation             -        -     200,029       200        13,800              -            -        14,000

Comprehensive loss                        -        -           -         -             -        (66,524)           -       (66,524)

Net Loss                                  -        -           -         -             -              -      (17,860)      (17,860)
                                     ------   ------  ----------    ------        ------        -------       ------       --------

BALANCE-November 30, 2004                 -        -  11,200,024  $ 11,200     $ 122,020     $  (22,096)    $(41,173)     $ 69,951
                                     ======   ======  ==========    ======       =======        =======       ======       ========


The accompanying notes are an integral part of these consolidated financial statements.




                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (DEFICIT)
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

Deficit, December 1, 2003                        $ (13,313)

Net loss for the year ended November 30,2003       (10,000)
                                                  ---------

Deficit, November 30, 2003                         (23,313)


Net loss for the year ended November 30,2004       (17,860)
                                                  ---------

Deficit, November 30,2004                        $ (41,173)
                                                  =========

Comprehensive income (deficit), December 1, 2003 $       -

Other comprehensive income (deficit), net of tax:
  Unrealized gain on securities                     44,428
                                                  ---------
Comprehensive income (deficit), November 30, 2003   44,428

Other comprehensive income (deficit), net of tax:
  Unrealized loss on securities                    (66,524)
                                                  ---------
Comprehensive income (deficit), November 30, 2004 $(22,096)
                                                  =========

The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                        Cumulative
                                                                       Totals Since
                                                 2004        2003        Inception
                                             -----------  ----------   ------------
CASH FLOW FROM OPERATING ACTIVITES
  Net Loss                                   $  (17,860)  $ (10,000)   $  (41,173)

Adjustments to reconcile net loss to net
cash used in operating activites:
  Increase (Decrease)in accounts payable        (10,000)     10,000         3,500
                                             -----------  ---------      ---------
  Net cash used in operating activities         (27,860)          -       (37,673)
                                             -----------  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities purchased, securities sold - net     (2,640)    (77,764)     (108,547)
                                             -----------  ----------     ---------
    Net cash used in investing activities        (2,640)    (77,764)     (108,547)
                                             -----------  ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Officer loans                     30,500           -        27,000
 Issuance of common stock and
   additional paid-in capital-net                     -      77,764       119,220
                                             -----------  ---------     ---------
  Net cash provided by financing activitiy       30,500      77,764       146,220
                                             -----------  ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS               -           -             -
CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                  -           -             -
                                             -----------  ---------     ---------

CASH AND CASH EQUIVALENTS
-END OF PERIOD                               $        -           -             -
                                             ===========  =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

SUPPLEMENTAL DISCLOSURE OF NON CASH
ACTIVITY:

  Common stock issued for debt reduction     $   14,000   $       -     $  14,000
                                             ===========  =========     =========
  Unrealized net gain (loss) on securities   $  (66,524)  $       -     $ (22,096)
                                             ===========  =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 and 2003


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

The Corporate Financial Consulting Division has as its growth goal-advisory to payroll client as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the Financial Consulting Assignments will be available for venture investment through the second division, The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non-payroll service companies. This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy - growth through leveraged acquisition(s).

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2004 and 2003, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were $-0- and $-0- for the years ended November 30, 2004 and 2003.

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further SFAS No. 115 unrealized gains and losses for available-for-sale securities are excluded from earnings, and reported net of deferred income taxes, as a separate component of stockholder's equity, unless the loss is classified as other than a temporary decline in market value.

Comprehensive Income (Deficit)

The Company has adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income (Deficit)." (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income (deficit) in addition to net income (loss) from operations.

Comprehensive income (deficit) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Earnings (Loss) Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-diluted.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2004 and 2003.



                                      2004              2003
                                    --------          --------

Net loss		            $(17,860)	      $(10,000)
				  ----------        ----------
Weighted-average common shares
Outstanding (Basic)		  11,010,408 	    10,083,333

Weighted-average common stock
Equivalents
   Stock options		           - 		     -
   Warrants				   - 		     -
		                  ----------        ----------
Weighted-average common shares
Outstanding (Diluted)		  11,010,408        10,083,333
                                  ==========        ==========

There were no stock options or warrants available for the years ended November 30, 2004 and 2003.

NOTE 3-	INVESTMENTS

The following is a summary of investments at November 30, 2004 and 2003 at fair market value:

			                   2004		           2003
                                         -------                 --------
Portfolio of common stocks
trading on the OTC: BB
at fair market value			 $86,451 		 $150,335
			                 =======                 ========

The marketable securities appreciated (depreciated) $(66,524) and $44,428 for the years ended November 30, 2004 and 2003, respectively. There was a sale in August 2004 that resulted in a realized gain of $2,640. Additionally, no amounts were reclassified out of accumulated other comprehensive income/(loss) for the periods presented.

NOTE 4-	GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the years ended November 30, 2004 and 2003, and has an accumulated deficit. Additionally, the Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern.

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

- Seeking out new companies for possible merge

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying consolidated financial statements do no include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 5-	STOCKHOLDERS' EQUITY

The Company, originally INFe, had 20,000,000 shares of preferred stock authorized for the years ended November 30, 2004 and 2003. There were no shares issued and outstanding. Daniels Corporate Advisory Company, Inc. has the same capital structure .

The Company has 100,000,000 common shares authorized at November 30, 2004 and 2003. There were 11,200,024 and 10,999,995 shares issued and outstanding at November 30, 2004 and 2003, respectively.

The Company "Daniels" in the reverse acquisition with INFe Human-Resources, Inc. cancelled its shares of 7,500,000, assumed the 10,000,000 original INFe stock and issued another 1,000,000 shares to the founders. The transaction is shown net in the stockholders' equity section presented in the financial statements.

The Company in the fourth quarter 2004 issued 200,029 shares of common stock for debt reduction of $14,000.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the years ended November 30, 2004 and 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At November 30, 2004 and 2003, the deferred tax assets consists of the following:
				         2004		  2003
                                       --------         --------
Deferred taxes due to net
operating loss carryforwards	        $6,175 		 $4,200

Less: Valuation allowance	        (6,175)		 (4,200)
                                       --------         --------

Net deferred tax asset		       $     - 		$     -
                                       ========         ========



For the years ended November 30, 2004 and 2003, the Company and its subsidiary had approximately $41,200 and $23,000, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on comprehensive other income have been considered.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who concluded that the Company's discloure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compli-ance with Section 16(a) of the Exchange Act

Directors and Officers

The Directors and Officers of the Company as of February 28, 2005 are as follows:

Name            Age   		Position                            Since
----            ---   		--------                            -----
Arthur Viola    50     Chief Executive Officer; President        September 2002
		       and Director

Arthur Viola, age 50. Mr. Viola has been Chairman, President, CEO and a Director of the Company since September 2002. In 1981, Mr. Viola founded The Viola Group, Inc., a New York based public company which acquired and managed private companies. From 1990 to the present, Mr. Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company which invests in and helps grow small public companies. Previously, Mr. Viola was involved with mergers and acquisitions with Bank of America, Gulf & Western and Crane Co., and was an Account Manager for Citibank, N.A. Mr. Viola earned a B.A. from Iona College, an MBA from Pace University and has done advanced work in Corporate Mergers & Acquisitions and Real Estate Development at New York University.

Our Board of Directors is a "classified" board with each director elected to three year terms. Mr. Viola's is a Class I director whose term expires in 2006.

The term of office for each officer of the Company is at the pleasure of the board of directors

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

Based solely on a review of the copies of such forms furnished to us, we be-lieve that during 2004 our executive officers, directors and 10% beneficial owners timely made all required Section 16(a) filings.

Item 10. Executive Compensation

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and our four other most highly compensated execu-tive officers with compensation in excess of $100,000 for the years ended No-vember 30, 2003 and 2004 (collectively, the "Named Executive Officers").

                               SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                Annual Compensation                   Long Term Compensation Awards
               ----------------------------           --------------------------------
                                                                        Securities
                                                           Restricted   Underlying        All
Name and Principal                 Salary      Bonus       stock        Options/         other
Position	        Year        ($)        ($)         Award(s)     Warrants      compensation($)
-------------------------------------------------------------------------------------------------------
Arthur Viola	        2004       0.00         -0-         -0-          -0-              -0-
                        2003      $0.00         -0-         -0-          -0-              -0-
                        2002      $0.00         -0-         -0-          -0-              -0-
--------------------------------------------------------------------------------------------------------

Employment Contracts

We do not have an employment contract with any executive officers. Any obli-gation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

We do not have a compensation committee. Decisions concerning the compensa-tion of our executive officers are made by the Board of Directors.

Directors Compensation

The Company's director did not receive any compensation for services rendered as a director during fiscal 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 28, 2005 with re-spect to the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each executive officer of the Company, (iii) each Director of the Company and (iv) all Directors and executive officers as a group. All numbers shown give effect for the vesting of stock which occurs upon the closing of the Stock Purchase Agreement of the Company with Daniels, which Agreement constitutes a "change of control" of the Company.


 Name and Address of           Number of Shares        % of Outstanding
 Beneficial Owner (1)         Beneficially Owned      Common Stock
 ---------------------------------------------------------------------

 Arthur Viola                  8,040,000                73.09%


 All officers and
 directors as a group          8,040,000                73.09%


(1) Except as otherwise indicated, the address for each of the named individuals is c/o Daniels Corporate Advisory Company, Inc., 67 Wall Street, 22nd Floor, New York, New York 10005-3198. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Pur-suant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within sixty (60) days pursuant to the exercise of warrants or options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.


Item 12. Certain Relationships and Related Transactions

Mr. Viola, the Chief Executive Officer of the Company, is also the Chairman, Chief Executive Officer and was (prior to October 21, 2003) the sole share-holder of Daniels.

Item 13. Exhibits List and Reports on Form 8-K

 (a) Exhibits

 Exhibit
 Number             Description
 ------------------------------------

 3.1 (1)      Articles of Incorporation*

 3.2 (1)      By-laws*

 5.1	      2005 Equity Incentive Plan

 10.1 (1)     Stock Purchase Agreement*

 21.1         Subsidiaries**

 23.1         Consent of Certified Public Accountants*

 31.2         Certification pursuant to Sarbanes-Oxley Section 302

 32.1         Certification pursuant to 18 U.S.C. Section 1350

 (1)    Incorporated by reference to the Form 10-SB filed August 21, 2003
  *     Previously filed with Form 10-KSB-March 15, 2004
  **    Previously filed with Form 10-KSB/A- May 24, 2004

 (b) Reports on Form 8-K

 None

 Item 14. Principal Accountant Fees and Services

The Company incurred fees to Bagell Josephs & Co. of $10,000.00


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INFE - Human Resources, Inc.

 /s/    Arthur Viola
 --------------------
       Arthur Viola

Chief Executive Officer,
Chief Financial Officer and Sole Director

Date:     Februrary 28, 2005