Form 10QSB
period 2005-02-28
INFE HUMAN RESOURCES INC
filed 2005-04-13
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 2005

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from ___ to ____

                       Commission file number: 000-50374

                          INFE - HUMAN RESOURCES, INC.
          (name of small business issuer as specified in its charter)

               Nevada                                  54-2013455
   (State or other jurisdiction            (IRS Employee Identification No.)
    of incorporation or organization)


              67 Wall Street, 22nd Floor, New York, NY  10005-3198
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (212) 859-3466

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter pe-riod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.	      Yes  [X]	   No  [ ]


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports re-quired by
Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]	No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,200,024 shares outstanding as of April 6, 2005

 Transitional Small Business Disclosure Format.
 (check one) Yes [  ]    No [X]
=======================================================================

                           INFE-HUMAN RESOURCES, INC.
                                  FORM 10-QSB

TABLE OF CONTENTS                                        PAGE

	Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . F-1

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS. . . . . . . . . . . . . . . . . . . . . 2

Item 3.	CONTROLS AND PROCEDURES. . . . . . . . . . . . . .. 6

	Part II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . 7

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE
	OF PROCEEDS. . . . . . . . . . . . . . . . . . . . .7

Item 3.	DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . ..7

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.7

Item 5.	OTHER INFORMATION . . . . . . . . . . . . . . . . . 7

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .7

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .7

===============================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                    FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                -----------------------------------------

Condensed Consolidated Reviewed Financial Statement:


Balance Sheet as of February 28, 2005........................F-1

Statements of Operations for the three months ended
February 28, 2005 and February 29, 2004 (with cumulative
totals since Inception)	.....................................F-2

Statements of Cash Flows for the three months ended
February 28, 2005 and February 29, 2004 (with cumulative
totals since Inception)	.....................................F-3

Statement of Comprehensive Income for the three months ended
February 28, 2005 (with cumulative totals since Inception)...F-4

Notes to Financial Statements................................F-5-10

================================================================


                INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                    (REVERSE ACQUISITION WITH DANIELS
                     CORPORATE ADVISORY COMPANY, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED BALANCE SHEET
                            FEBRUARY 28, 2005


                               ASSETS

CURRENT ASSETS
 Marketable securities                           $ 79,742
                                                 ---------

TOTAL ASSETS                                     $ 79,742
                                                 =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Officer loan payable                          $ 34,000
                                                 ---------
     Total current Liabilities                   $ 34,000
                                                 =========
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
  20,000,000  shares authorized;
  none issued and outstanding                           -
Common stock, $.001 par value,
  100,000,000 shares authorized;
  11,200,024 shares issued and
  outstanding as of Februray 28, 2005              11,200
Additional paid-in-capital                        122,020
Accumulated other comprehensive                     6,245
Deficit                                           (93,723)
                                                  --------
    Total stockholders' equity                     45,742
                                                  --------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $ 79,742
                                                  ========


The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND
                                FEBRUARY 29,2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                    Cumulative
                                                                   Totals Since
                                                                     Inception
                                               2005        2004    (May 2, 2002)
                                              ---------   ---------  ----------
REVENUE                                      $      -  $          - $        -
                                              ---------   ---------  ----------

OPERATING EXPENSES
  Compensation                                      -            -      14,000
  Organized costs                                   -            -      13,313
  Professional fees                             3,500        3,500      34,000
                                              ---------   ---------  ----------
     Total operating expenses                   3,500        3,500      61,313
                                              ---------   ---------  ----------

LOSS BEFORE OTHER INCOME AND (EXPENSES)        (3,500)      (3,500)    (61,313)

  Loss on sale of securities                  (35,050)           -     (32,410)
                                             ---------    ---------   ---------

NET LOSS                                    $ (38,550)  $   (3,500)  $ (93,723)
                                            ===========  ==========   =========

BASIC AND DILUTED LOSS
  PER SHARE                                 $  (0.003)  $   (0.000)
                                            ===========  ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                            11,200,024   11,000,000
                                            ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2005 AND FEBRUARY 29, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                        Cumulative
                                                                       Totals Since
                                                                        Inception
                                                 2005        2004       May 2, 2002
                                             -----------  ----------   ------------
CASH FLOW FROM OPERATING ACTIVITES
  Net Loss                                   $  (38,550)  $ (3,500)   $   (93,723)
  Common Stock issued for services                    -          -         14,000

Adjustments to reconcile net loss to net
cash used in operating activites:
  Increase (Decrease)in accounts payable              -     (6,500)         3,500
                                             -----------  ---------      ---------
    Net cash (used in) operating activities     (38,550)   (10,000)       (76,223)
                                             -----------  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities purchased, securities sold- net      35,050          -        (73,497)
                                             -----------  ----------     ---------
  Net cash used in investing activities          35,050          -        (73,497)
                                             -----------  ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Officer loan payable                             3,500      10,000        30,500
 Issuance of common stock and
   additional paid-in capital-net                     -           -       119,220
                                             -----------  ---------     ---------
  Net cash provided by financing activitiy        3,500      10,000       149,720
                                             -----------  ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS               -           -             -
CASH AND CASH EQUIVALENTS

-BEGINNING OF PERIOD                                  -           -             -
                                             -----------  ---------     ---------

CASH AND CASH EQUIVALENTS

-END OF PERIOD                               $        -           -             -
                                             ===========  =========      ========

SUPPLEMENTAL DISCLOSURE OF NON CASH
ACTIVITY:

  Unrealized gain (loss) on securities       $   28,341  $  (3,995)    $    6,245
                                             ===========  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.


                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

Net loss for the period May 2, 2002 (inception)   $ (55,173)
to November 30, 2004

Net loss for the period December 1, 2004
to February 28, 2005                                (38,550)
                                                   ---------

TOTAL DEFICIT, FEBRUARY 29, 2004                  $ (93,723)
                                                   =========

Comprehensive income for the period May 2, 2002 (inception) to November 30, 2004, net of tax $ (22,096)

Other comprehensive income, net of tax:
  Unrealized gain on securities for the period
  December 1, 2004 through February 28, 2005         28,341
                                                   ---------
Accumulated other comprehensive income            $   6,245
                                                   =========

The accompanying notes are an integral part of these consolidated financial statements.

  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH DANIELS
             CORPORATE ADVISORY COMPANY, INC.) (A DEVELOPMENT STAGE
               COMPANY) NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
                             AND FEBRUARY 29, 2004


NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included have been prepared by INFe-Human Resources, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

INFe-Human Resources, Inc. and Subsidiary (the "Company") was incorporated in the State of Nevada on March 31, 2000. The Company was formerly a subsidiary of INFe, Inc., a publicly trading entity on the OTC BB (INFe) through October 31, 2003. The Company was sold and now is trading as Pacer Health Corp (PHLH) on the OTCBB. The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash and cash equivalents at February 28, 2005 and February 29, 2004, respectively.

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

Investments

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company's investments consist of equity securities classified as trading and available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, SFAS No. 115 requires the unrealized gains and losses for trading securities be included in earnings, and unrealized gains and losses for available-for-sale securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders' equity, unless the loss is classified as other than a temporary decline in market value.

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 28, 2005 and February 29, 2004, respectively.
                                     2005         2004
                                   -------       ------

Net loss                        $  (38,550)    $ (3,500)
                                -----------    ----------
Weighted-average common shares
Outstanding(Basic)              11,200,024    11,000,000

Weighted-average common stock
Equivalents
  Stock options                          -             -
  Warrants                               -             -
                                 ---------     ----------
Weighted-average common shares
Outstanding(Diluted)            11,200,024    11,000,000
                                ==========    ===========


NOTE 3-	INVESTMENTS

The following is an approximate of investments at February 28, 2005 and February 29, 2004 at fair market value:


                                 2005         2004
                                ------       ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value            $ 79,742     $ 146,340
                               =========    =========

The marketable securities appreciated $28,341 and $27,840 for the three months ended february 28, 2005 and february 29, 2004.

NOTE 4-	GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the three months ended February 28, 2005 and has an accumulated deficit.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in areas of operation. This plan includes the following, subject to obtaining the necessary financing:

o Signing up new clients

o Building a financial services company, which could include payroll and related human-resource services as well as corporate development to client companies.

o Seeking out new companies for possible merger.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying condensed consolidated financial statements do no include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.


NOTE 5-	STOCKHOLDERS' EQUITY

The Company had 20,000,000 shares of preferred stock authorized at February 28, 2005. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at February 28, 2005 and February 29, 2004 and 11,200,024 and 11,000,000 shares issued and outstanding, respectively.

There were no shares issued for the quarter ended February 28, 2005.

NOTE 6-	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended February 28, 2005 and February 29, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At February 28, 2005 and February 29, 2004, the deferred tax assets consists of the following:

                                   2005          2004
                                   ----          -----
Deferred taxes due to net
operating loss carryforwards    $  14,000      $ 4,025

Less: valuation allowance         (14,000)      (4,025)
                                -----------  ----------
Net deferred tax asset         $       -            -
                                ==========   ==========



For the three months ended February 28, 2005 and February 29, 2004, the Company and its subsidiary had $93,723 and $26,813, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources, Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on other comprehensive income have been considered.

NOTE 7-	RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

The president, Mr. Arthur Viola contributed $77,764 of capital for 1,000,000 shares of founders stock for the year ended November 30, 2003 to fund the operations of the Company.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004

REVENUES

Revenues were $0.00 for the three months ended February 28, 2005, and $0.00 for the three months ended February 29, 2004.

COST OF REVENUES

Cost of revenues was $0.00 for the three months ended February 28, 2005, and $0.00 for the three months ended February 29, 2004.

OPERATING EXPENSES

Operating expenses for the three months ended February 28, 2005 were $3,500.00 compared to $3,500.00 for the three months ended February 29, 2004. For both periods, operating expenses consisted of professional fees.

LOSS FROM SALE OF SECURITIES

Loss from the sale of securities for the three months ended February 28, 2005 was $35,050.00 compared to $0.00 for the three months ended February 29, 2004. The loss from the sale of securities in 2005 resulted from the sale of certain securities for working capital purposes.

LOSS FROM OPERATIONS

Loss from operations for the three months ended February 28, 2005 was $38,550.00 compared to $3,500.00 for the three months ended February 29, 2004. The increase in net loss was the result of the loss from the sale of securities in the amount of $35,050.00

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $38,500 for the three months ended February 28, 2005, compared to $3,500 for the three months ended February 29, 2004. Net loss per common share was $0.003 for the three months ended February 28, 2005 and $0.000 for the three months ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. However, the Company's cash flows for 2005 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to con-tinue as a going concern.

Management's plans for this uncertainty include increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management may also liquidate some of the marketable securities that it owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying finan-cial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to con-tinue as a going concern.

During the quarter ended February 28, 2005, the Company used $38,550.00 of cash for operating activities. This was primarily due to legal and accounting expensed and travel expenses for business dealings. Cash used in investing activities amounted to $35,050.00 for the quarter year ended February 28, 2005 which was the result of a loss on the sale of securities. The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

The Company received $0.00 from its financing activities for the quarter ended
February 28, 2005.   As of February 28, 2005, the Company had no cash or cash
equivalents and had marketable securities of $79,742.00.

The Company will seek to raise up to $3,000,000 in equity and debt capital over the next 12-18 months in order to provide ad-ditional working capital and better capitalize the business. These financings may be in the form of private placements, bank loans, or other financing vehicles. On a long term basis, the Company will need to raise additional funds through private or public financings, strategic or other relationships. There can be no assurance that the Company will be able to raise any additional funds and equity funds raised could dilute then existing shareholders.

Fiscal 2005 PLAN OF OPERATION

The Company is a development-stage company that intends to provide either directly or through its subsidiary a variety of financial services, including payroll and related human resource functions, for client companies. The company, through its subsidiary, Daniels Corporate Advisory Company, Inc., a Nevada cor-poration ("Daniels"), has two divisions, the corporate financial consulting division and the merchant banking division.

The Corporate Financial Consulting Division will work with com-panies, including payroll providers, seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center ba-sis, for sale to other small companies for the retention of their employees. Other financial assignments will be undertaken for clients, including financial advisory services. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division, The Merchant Banking Division.

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

The Company did not have any sales in 2005 and 2004 and therefore had no sales in all geographic regions.

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

Business Strategy

The Company intends to look at potential acquisitions in comple-mentary areas of corporate financial services and grow through internal sales and development initiatives as well. Due to the Company's physical presence in New York, the Company expects that its business will initially be focused on the "Northeast Corridor" from Boston to Washington plus the fast-growing Florida market. Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for the Company's services.

The Company has earmarked ideal locations for its services and started its market penetration in New York - through its 67 Wall Street, NY Location - and also markets its business services and consulting services in Greenwich Connecticut, Southern New Jersey and Western Pennsylvania.

As an additional means to potentially increase the size and scale of the Company, we are also reviewing potential acquisi-tions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees. Due to the numerous uncertainties associated with acquiring a company, the Company does not have a definitive timetable on making its next acquisition. However, the Company believes that making acquisitions can be an important method to grow the Company as a complement to growing the Company internally.

Products and Services

The Company is a development stage entity. The Corporate Finan-cial Consulting Division of the Company intends to advise payroll clients as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially pro-vide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will be undertaken for clients, including investment banking services. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division - The Merchant Banking Division.

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

Sales and Marketing

The Company intends to provide to its customers payroll and other services including venture capital management, and business development/financial advisory services. The Company may also acquire debt or equity securities in its clients in connection with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company plans to market its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services. Our plan is that by providing several important finan-cial services for clients, we intend to develop valuable long term relationships which would yield consistent revenue.

ITEM 3.	CONTROLS AND PROCEDURES

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

(c)  Not applicable

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Rela-tions" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

		None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

		None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

		None

Item 5.	OTHER INFORMATION

The Company, through a registered broker-dealer, filed an application on Form 211 seeking approval to have its common stock traded on the OTC Bulletin Board. Said application was recently approved and the Company shall soon be trading under the symbol "IFHR".

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    	Description of Document
------    	-----------------------


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

 (b) Reports on Form 8-K

 None


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2005

INFE-Human Resources, Inc.


By: /s/  Art Viola
     ------------------------------
Name:    Art Viola
Title:   Chief Executive Officer,
         Sole Director and Principal
         Financial Officer