Form 10QSB
period 2005-05-31
INFE HUMAN RESOURCES INC
filed 2005-07-14
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended May 31,2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,800,024 shares outstanding as of July 13, 2005

                 Transitional Small Business Disclosure Format.
                         (check one) Yes [  ]    No [X]
======================================================================



                           INFE-HUMAN RESOURCES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS

            Part I - FINANCIAL INFORMATION
                                                           Page

Item 1.	FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . .F-1-10

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS. . . . . . . . . . . . . . . . . . . .   2

Item 3.	CONTROLS AND PROCEDURES. . . . . . . . . . . . .    7

            Part II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .   8

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE
	OF PROCEEDS. . . . . . . . . . . . . . . . . . . .  8

Item 3.	DEFAULTS UPON SENIOR SECURITIES . . . . . . . . .   8

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.8

Item 5.	OTHER INFORMATION . . . . . . . . . . . . . . . . . 8

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .9

=========================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  INFe - HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                         MAY 31, 2005 AND MAY 31, 2004


Condensed Consolidated Financial Statement:

Balance Sheet as of May 31, 2005............................F-1

Statements of Income for the three and six months ended
May 31, 2005 and May 31, 2004 (with cumulative
totals since Inception)	....................................F-2

Statements of Cash Flows for the six months ended
May 31, 2005 and May 31, 2004 (with cumulative
totals since Inception).....................................F-3

Statement of Accumulated Other Comprehensive (Loss)
for the six months ended May 31, 2005 (with cumulative
totals since Inception).....................................F-4

Notes to Financial Statements...............................F-5-10
====================================================================

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005


                               ASSETS

CURRENT ASSETS
 Marketable securities                           $ 78,172
                                                 ---------

TOTAL ASSETS                                     $ 78,172
                                                 =========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Officer loan payable                          $ 37,500
                                                 ---------
     Total current Liabilities                   $ 37,500
                                                 =========
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
  20,000,000  shares authorized;
  none issued and outstanding                           -
Common stock, $.001 par value,
  100,000,000 shares authorized;
  11,600,024 shares issued and
  outstanding as of May 31, 2005                   11,600
Additional paid-in-capital                        153,620
Accumulated other comprehensive (loss)            (81,155)
Deficit                                           (43,393)
                                                  --------
    Total stockholders' equity                     40,672
                                                  --------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $ 78,172
                                                  ========


The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED MAY 31, 2005  AND MAY 31, 2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                       Cumulative
                          For the Six Month Ended     For the Three Months Ended      Totals Since
                            May 31,       May 31,         May 31,       May 31,        Inception
                             2005          2004            2005          2004         (May 2, 2002)
                           ------------  ------------   -----------  ------------    --------------
REVENUES                            -            -             -             -                 -
                           ------------  ------------   -----------  ------------    --------------

OPERATION EXPENSES
 Organizational Costs               -            -             -             -            13,313
 Professional fees             39,000        7,000         3,500         3,500            69,500
                           ------------  ------------   -----------  ------------    --------------
  Total Operating expenses     39,000        7,000         3,500         3,500            82,813
                           ------------  ------------   -----------  ------------    --------------

NET LOSS BEFORE OTHER
  GAIN(LOSS)                  (39,000)      (7,000)      (35,500)       (3,500)           (82,813)

 Realized Gain(Loss) on
  Marketable Securites         50,780         (283)       85,830            -             39,420
                          ------------  ------------   -----------  ------------    --------------

 NET INCOME(LOSS)         $    11,780   $   (7,283)   $   50,330    $    (3,500)    $     (43,393)
                          ============  ============  ===========   ============    ==============

BASICE AND DILUTED INCOME
 (LOSS) PER SHARE         $     0.001   $   (0.001)   $    0.004    $    (0.000)
                          ============  ============  ===========   ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES         11,268,156     11,000,000   11,334,807     11,000,000
                          ============  ============  ===========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 2005 AND MAY 31,2004
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                        Cumulative
                                                                       Totals Since
                                                2005         2004        Inception
                                             -----------  ----------   ------------
CASH FLOW FROM OPERATING ACTIVITES
  Net income(loss)                          $    11,780  $  (7,283)   $   (43,393)

Adjustments to reconcile net income(loss)
to net cash used in operating activites:
 Common stock issued for service                 32,000          -         46,000
 Increase (Decrease)in accounts payable               -     (6,500)         3,500
                                             -----------  ---------     ----------
  Net cash provided by (used in)
  operating activities                           43,780    (13,783)         6,107
                                             -----------  ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Unrealized loss on securities                  (59,059)         -        (59,059)
 Securities purchased, securities sold- net       8,279        283       (100,268)
                                             -----------  ----------    ----------
  Net cash provided by (used in)
  operating activities                          (50,780)       283       (159,327)
                                             -----------  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Officer loan payable                             7,000     13,500         34,000
 Issuance of common stock                             -          -        119,220
                                             -----------  ---------     ----------
  Net cash provided by financing activities       7,000     13,500        153,220
                                             -----------  ---------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS     $        -   $       -    $         -

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                 -           -              -
                                             -----------  ---------     ----------

CASH AND CASH EQUIVALENTS
-END OF PERIOD                              $        -   $       -    $         -
                                             ===========  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH
ACTIVITY:

  Unrealized gain (loss) on securities      $  (59,059)   $ (54,248)    $ (81,155)
                                            ===========  ===========    ==========
  Common Stock issued for services          $   32,000    $       -     $  46,000
                                            ===========  ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME(LOSS)
                     FOR THE SIX MONTHS ENDED MAY 31, 2005

Net loss for the period May 2, 2002 (inception)   $ (55,173)
to November 30, 2004

Net loss for the period December 1, 2004
to May 31, 2005                                      11,780
                                                   ---------

TOTAL DEFICIT, MAY 31, 2005                       $ (43,393)
                                                   =========

Comprehensive income(loss) for the period May 2, 2002 (inception) to November 30, 2004, net of tax $ (22,096)

Other comprehensive income(loss), net of tax:
  Unrealized gain on securities for the period
  December 1, 2004 through February 28, 2005        (59,059)
                                                   ---------
Accumulated other comprehensive(loss)             $ (81,155)
                                                   =========

The accompanying notes are an integral part of these consolidated financial statements.

      INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY (REVERSE ACQUISITION WITH
                   DANIELS  CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MAY 31, 2005
                                AND MAY 31, 2004


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

The Merchant Banking Division has an in-house equity-funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy-growth through leveraged acquisition(s).

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company had no cash and cash equivalents at May 31, 2005 and May 31, 2004, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2005 and May 31, 2004, respectively.

                                    2005         2004
                                   -------       ------

Net loss                        $  (11,780)    $ (7,283)
                                -----------    ----------
Weighted-average common shares
Outstanding(Basic)              11,268,156    11,000,000

Weighted-average common stock
Equivalents
  Stock options                          -             -
  Warrants                               -             -
                                 ---------     ----------
Weighted-average common shares
Outstanding(Diluted)            11,268,156    11,000,000
                                ==========    ===========
..

NOTE 3-	INVESTMENTS

The following is an approximate of investments at May 31, 2005 and at fair market value:

                                 2005
                                ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value            $ 78,172
                              =========

The marketable securities depreciated $59,059 for the six months ended May 31, 2005.

NOTE 4-	GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the six months ended May 31, 2005 and has an accumulated deficit.

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

The Company had 20,000,000 shares of preferred stock authorized at May 31, 2005. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at May 31, 2005 and May 31, 2004 and 11,600,024 and 11,000,000 shares issued and outstanding, respectively.

The Company issued 400,000 shares of its common stock during its second quarter of 2005. The shares were issued to consultants for services provided to the Company.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the six months ended May 31, 2005 and May 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At May 31, 2005 and May 31, 2004, the deferred tax assets consists of the following:

                                    2005          2004
                                    ----          -----
Deferred taxes due to net
operating loss carryforwards    $  15,188      $ 10,709

Less: valuation allowance         (15,188)      (10,709)
                                -----------    ----------
Net deferred tax asset         $        -             -
                                ===========    ==========


For the six months ended May 31, 2005 and May 31, 2004, the Company and its subsidiary had $43,393 and $30,596, respectively, as operating losses for tax purposes. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources, Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on other comprehensive income have been considered.

NOTE 7-	RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking state-ments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no ob-ligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THREE MONTHS ENDED MAY 31, 2004

REVENUES

Revenues were $0 for the three months ended May 31, 2005, as compared to $0 for the three months ended May 31, 2004.

COST OF REVENUES

Cost of revenues was $0 for the three months ended May 31, 2005, as compared to $0 for the three months ended May 31, 2004.

OPERATING EXPENSES

Operating expenses for the three months ended May 31, 2005 were $35,500 compared to $3,500 for the three months ended May 31, 2004. The increase in operating expenses were related to in-creased professional fees as a result of investigating and con-sidering business opportunities.

LOSS FROM OPERATIONS

Loss from operations for the three months ended May 31, 2005 was $35,500 compared to $3,500 for the three months ended May 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the three months ended May 31, 2005 and 2004, respectively.

REALIZED GAIN ON SALE OF SECURITIES

The realized gain from the sale of marketable securities was $85,830 for the three months ended May 31, 2005 as compared to $0 for the three months ended May 31, 2004. The gain was the result of the Company's sale of securities to meet operating expenses.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to Common Stock was $50,330 for the three months ended May 31, 2005, compared to a loss of ($3,500) for the three months ended May 31, 2004. Net gain per common share was $005. for the three months ended May 31, 2005 and $000. for the three months ended May 31 2004.

SIX MONTHS ENDED MAY 31, 2005 COMPARED TO SIX MONTHS ENDED MAY 31, 2004

REVENUES

Revenues were $0 for the six months ended May 31, 2005, as compared to $0 for the six months ended May 31, 2004

COST OF REVENUES

Cost of revenues was $0 for the six months ended May 31, 2005, as compared to $0 for the six months ended May 31, 2004.

OPERATING EXPENSES

Operating expenses for the six months ended May 31, 2005 were $39,000 compared to $7,000 for the six months ended May 31, 2004. This increase was primarily attributed to an increase in professional fees as a result of the Company considering and exploring potential business opportunities.

LOSS FROM OPERATIONS

Loss from operations for the six months ended May 31, 2005 was $39,000 compared to $7,000 for the six months ended May 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the six months ended May 31, 2005 and 2004, respectively.

GAIN (LOSS) ON SALE OF SECURITIES

The realized gain from the sale of marketable securities was $50,780 for the six months ended May 31, 2005 as compared to a loss of ($283) for the six months ended May 31, 2004. The gain was the result of the Company's sale of securities at a profit to meet operating expenses.

NET GAIN (LOSS) APPLICABLE TO COMMON STOCK

Net gain applicable to Common Stock was $11,780 for the six months ended May 31, 2005, compared to a net loss of ($7,283) for the six months ended May 31, 2004. Net gain per common share was $001. for the six months ended May 31, 2005 as compared to a net loss of ($001). for the six months ended May 31 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. However, the Company's cash flows for 2005 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

During the six months ended May 31, 2005, the Company had net cash increase of $43,780 from operating activities resulting from net income of $11,780 and an adjustment to cash of $32,000 for stock issued in exchange for services rendered. Cash used in investing activities amounted to $50,780 for the half year ended the Company May 31, 2005. The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

The Company received $7,000 from its financing activities for the fiscal year
ended May 31, 2005.   As of May 31, 2005, the Company had no cash or cash
equivalents and had marketable securities of $78,172.

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

Sales and Marketing

The Company intends to provide to its customers payroll and other services including venture capital management, and busi-ness development/financial advisory services. The Company may also acquire debt or equity securities in its clients in connec-tion with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company plans to market its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services. Our plan is that by providing several important financial services for clients, we intend to develop valuable long term relationships which would yield consistent revenue.

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

PART II- OTHER INFORMATION

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

		None

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

 (b) Reports on Form 8-K

 None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 14, 2005


INFE-Human Resources, Inc.


By: /s/  Art Viola
     ------------------------------
Name:    Art Viola

Title:   Chief Executive Officer,
         Sole Director and Principal
         Financial Officer