Form 10QSB
period 2005-08-31
INFE HUMAN RESOURCES INC
filed 2005-10-14
CIK 1260376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                 Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

                 For the Quarterly Period Ended August 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,917,024 shares outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format. (check one) Yes [  ] No [X]

-------------------------------------------------------------------------------

                           INFE-HUMAN RESOURCES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS
                                                                    Page
 Part I - FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (UNAUDITED)............................F-1

 Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....2

 Item 3. CONTROLS AND PROCEDURES.....................................7

Part II - OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS ..........................................7

 Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE
 	 OF PROCEEDS.................................................7

 Item 3. DEFAULTS UPON SENIOR SECURITIES.............................8

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........8

 Item 5. OTHER INFORMATION...........................................8

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K............................8

 Signatures .........................................................8

 =====================================================================

 Item 1. - Financial Statements

                   INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                            AUGUST 31, 2005 AND 2004
                --------------------------------------------

Condensed Consolidated Reviewed
Financial Statement:                                         PAGE

Balance Sheet as of August 31, 2005.......................... F-1

Statements of Operations for the nine months
and three months ended August 31, 2005 and August 31, 2004
(with cumulative totals since Inception)......................F-2

Statement of Accumulated Other Comprehensive Income (Loss)
for the nine months ended August 31, 2005 (with cumulative
totals since Inception).......................................F-3

Statements of Cash Flows for the nine months ended
August 31, 2005 and August 31, 2004 (with cumulative
totals since Inception).......................................F-4

Notes to Financial Statements.................................F-5-F-10

=======================================================================


                 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                AUGUST 31, 2005

                                     ASSETS


CURRENT ASSET
  Cash and cash equivalents                     $ 10,467
  Marketable securities                           75,356
                                                ---------
         Total Assets                           $ 85,823
                                                ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers loan payable                           41,000
                                                ---------
          Total current liabilities               41,000
                                                ---------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 20,000,000
   shares authorized, none issued and outstanding     -
  Common stock, $.001 par value, 100,000,000
    shares authorized 11,837,024 shares issued
    and outstanding                               11,837
  Additional paid-in capital                     212,633
  Accumulated other comprehensive (loss)         (61,347)
  Deficit                                       (118,400)
                                                ---------
          Total stockholders' equity              44,723
                                                ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  85,823
                                                =========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE AND THREE MONTHS ENDED AUGUST 31, 2005
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                                              Cumulative
                                 Nine Months Ended      Three Months Ended   Totals Since
                                    August 31,              August 31,        Inception
                                2005        2004         2005        2004    (May 2, 2002)
                             ---------   ---------  -----------  ----------   ------------
REVENUES                     $      -    $      -     $      -      $    -    $       -
                             ---------   ---------  -----------  ----------   ------------
OPERATING EXPENSES
   Organizational costs         9,456           -        9,456           -       22,769
   Compensation                50,000           -       50,000           -       50,000
   Professional fees           55,665      10,500       16,665       3,500       86,165
                             ---------   ---------  -----------  ----------   ------------
   Total operating expenses   115,121      10,500       76,121       3,500      158,934
                             ---------   ---------  -----------  ----------   ------------
NET LOSS BEFORE OTHER
GAIN (LOSS)                  (115,121)    (10,500)     (76,121)     (3,500)    (158,934)

Realized Gain on
Marketable Securities          51,894       2,640        1,114       2,923       40,534
                             ---------   ---------  -----------  ----------   ------------
NET (LOSS) APPLICABLE TO
  COMMON SHARES              $(63,227)   $ (7,860)    $(75,007)    $  (577)   $(118,400)
                           =========== ===========  =========== ===========   ============
BASIC AND DILUTED (LOSS)
   PER SHARE                 $  (0.01)   $  (0.00)    $  (0.01)    $ (0.00)
                           =========== ===========  =========== ===========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES      11,426,462  11,000,000   11,802,676  11,000,000
                           =========== ===========  =========== ===========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
      (REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                     FOR THE NINE MONTHS ENDED AUGUST 31, 2005


Net loss for the period May 2,2002 (inception)
  to November 30, 2004                               $ (55,173)

Net loss for the period December 1,2004
  to August 31, 2005                                   (63,227)
                                                     ----------
TOTAL DEFICIT AUGUST 31, 2005                        $(118,400)
                                                     ==========
Comprehensive (loss) for the period May 2,2002
 (inception) to November 30, 2004, net of tax        $ (22,096)

Other comprehensive income, net of tax:
 Unrealized loss on securities for the period
 December 1, 2004 through August 31, 2005              (39,251)
                                                     ----------
Accumulated other comprehensive (loss)               $ (61,347)
                                                     ==========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED AUGUST 31, 2005
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                             Cumulative
                                                                            Totals Since
                                                          2005      2004     Inception
                                                        --------  --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(63,227) $ (7,860)   $(118,400)

Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Common stock issued for services                       41,250         -       55,250
  Common stock issued for compensation                   50,000         -       50,000
  Increase (Decrease) in accounts payable                     -    (6,500)       3,500
                                                        --------  ---------   ---------
   Net cash provided by (used in) operating activities   28,023   (14,360)      (9,650)
                                                        --------  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Unrealized loss on securities                         (39,251)        -      (39,251)
  Securities purchased, securities sold- net             11,095    (2,640)     (97,452)
                                                        --------  ---------   ---------
   Net cash provided by (used in) investing activities  (28,156)   (2,640)    (136,703)
                                                        --------  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Officers loan payable                                  10,600    17,000       37,600
  Issuance of common stock                                    -         -      119,220
                                                       ---------  ---------   --------
   Net cash provided by financing activity               10,600    17,000      156,820
                                                       ---------  ---------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                $ 10,467         -     $ 10,467

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD                                          -         -           -
                                                       ---------  ---------   ---------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                                        $ 10,467   $     -     $ 10,467
                                                       =========  =========   =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
   Unrealized gain (loss) on securities                $(39,251)  $(26,800)   $(81,155)
                                                       =========  =========   =========
   Common stock issued for services                    $ 41,250   $      -    $ 46,000
                                                       =========  =========   =========
   Common stock issued for compensation                $ 50,000   $      -    $ 50,000
                                                       =========  =========   =========

             The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
                       (REVERSE ACQUISITION WITH DANIELS
                       CORPORATE ADVISORY COMPANY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS FOR THE NINE MONTHS ENDED
                            AUGUST 31, 2005 AND 2004

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2005 and 2004, respectively.

                                    2005        2004
                                   -------     ------

Net loss                         $ (63,227) $   (7,860)
                                ----------- -----------
Weighted-average common shares
Outstanding(Basic)              11,426,462  11,000,000

Weighted-average common stock
Equivalents
  Stock options                          -           -
  Warrants                               -           -
                                 ---------   ----------
Weighted-average common shares
Outstanding (Diluted)           11,426,462  11,000,000
                                ==========  ===========




NOTE 3-	INVESTMENTS

The following is an approximate of investments at August 31, 2005 and at fair market value:


                                 2005
                                ------
Portfolio of common stocks
trading on the OTC:BB at
fair martket value             $ 75,356
                               =========


The marketable securities depreciated $39,251 for the nine months ended August 31, 2005.

NOTE 4-	GOING CONCERN

The Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred a net loss for the nine months ended August 31, 2005 and has an accumulated deficit.

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

The Company had 20,000,000 shares of preferred stock authorized at August 31, 2005. There were no shares issued and outstanding.

The Company has 100,000,000 shares authorized at August 31, 2005 and August 31, 2004 and 11,637,024 and 11,000,000 shares issued and outstanding, respectively.

The Company issued 400,000 shares of its common stock during its second quarter of 2005. The shares were issued to consultants for services provided to the Company.

The Company issued 37,000 shares of its common stock during its third fiscal quarter of 2005. The shares were issued to for outside services provided to the Company.

The Company issued 200,000 shares to an officer as compensation during the third fiscal quarter of 2005.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the nine months ended August 31, 2005 and August 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At August 31, 2005 and 2004, the deferred tax assets consists of the following:

                                   2005          2004
                                   ----          ----
Deferred taxes due to net
operating loss carryforwards    $ 41,440      $ 10,911

Less: valuation allowance        (41,440)      (10,911)
                                ----------   ----------
Net deferred tax asset         $       -      $      -
                                ==========   ==========


For the nine months ended August 31, 2005 and 2004, the Company and its subsidiary had operating losses of $118,400 and $31,173, respectively. The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources, Inc., which have certain losses remaining for tax purposes. Accordingly, the net effect of those losses and the net tax effect on other comprehensive income have been considered.

NOTE 7- RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as August, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2004

REVENUES

Revenues were $0 for the three months ended August 31, 2005, as compared to $0 for the three months ended August 31, 2004.

COST OF REVENUES

Cost of revenues was $0 for the three months ended August 31, 2005, as compared to $0 for the three months ended August 31, 2004.

OPERATING EXPENSES

Operating expenses for the three months ended August 31, 2005 were $76,121 compared to $3,500 for the three months ended August 31, 2004. The increase in operating expenses were related to increased professional fees as a result of investigating and considering business opportunities and increased compensation expense.

LOSS FROM OPERATIONS

Loss from operations for the three months ended August 31, 2005 was $76,121 compared to $3,500 for the three months ended August 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the three months ended August 31, 2005 and 2004, respectively.

REALIZED GAIN ON SALE OF SECURITIES

The realized gain from the sale of marketable securities was $1,114 for the three months ended August 31, 2005 as compared to $2,923 for the three months ended August 31, 2004. The gain was the result of the Company's sale of securities to meet operating expenses.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was ($75,007) for the three months ended August 31, 2005, compared to a loss of ($577) for the three months ended August 31, 2004. Net loss per common share was ($01) for the three months ended August 31, 2005 and $00 for the three months ended August 31 2004.

NINE MONTHS ENDED AUGUST 31, 2005 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2004

REVENUES

Revenues were $0 for the nine months ended August 31, 2005, as compared to $0 for the nine months ended August 31, 2004

COST OF REVENUES

Cost of revenues was $0 for the nine months ended August 31, 2005, as compared to $0 for the nine months ended August 31, 2004.

OPERATING EXPENSES

Operating expenses for the nine months ended August 31, 2005 were $115,121 compared to $10,500 for the nine months ended August 31, 2004. This increase was primarily attributed to an increase in professional fees as a result of the Company consider-ing and exploring potential business opportunities and increased compensation.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended August 31, 2005 was $115,121 compared to $10,500 for the nine months ended August 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the nine months ended August 31, 2005 and 2004, respectively.

GAIN (LOSS) ON SALE OF SECURITIES

The realized gain from the sale of marketable securities was $51,894 for the nine months ended August 31, 2005 as compared to a loss of $2,640 for the nine months ended August 31, 2004. The gain was the result of the Company's sale of securities at a profit to meet operating expenses.

NET GAIN (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was ($63,227) for the nine months ended August 31, 2005, compared to a net loss of ($7,860) for the nine months ended August 31, 2004. Net loss per common share was ($01) for the nine months ended August 31, 2005 as compared to a net loss of ($00) for the nine months ended August 31 2004.

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

Management's plans for this uncertainty include increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management August also liquidate some of the marketable securi-ties that it owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

During the nine months ended August 31, 2005, the Company had net cash increase of $10,467 from operations resulting from an officer loan of $10,600 and an adjustment to cash of $28,023 for stock issued in exchange for services rendered. Cash used in investing activities amounted to ($28,156) for the nine months ended the Company August 31, 2005. The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

The Company received $10,600 from its financing activities for the nine months
ended August 31, 2005.   As of August 31, 2005, the Company had $10,467 in cash
or cash equivalents and had marketable securities of $75,356.

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

Fiscal 2005 PLAN OF OPERATION

The Company is a development-stage company that intends to pro-vide either directly or through its subsidiary a variety of financial services, including payroll and related human resource functions, for client companies. The company, through its sub-sidiary, Daniels Corporate Advisory Company, Inc., a Nevada corporation ("Daniels"), has two divisions, the corporate financial consulting division and the merchant banking division.

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

Products and Services

The Company is a development stage entity. The Corporate Financial Consulting Division of the Company intends to advise payroll clients as well as non-payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially pro-vide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their em-ployees. Other financial assignments will be undertaken for clients, including investment banking services. The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division - The Merchant Banking Division.

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

Sales and Marketing

The Company intends to provide to its customers payroll and other services including venture capital management, and business development/financial advisory services. The Company may also acquire debt or equity securities in its clients in connection with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company plans to market its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services. Our plan is that by providing several important finan-cial services for clients, we intend to develop valuable long-term relationships which would yield consistent revenue.

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

(c)  Not applicable

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Rela-tions" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of eth-ics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported on Form 8-K on August 19, 2005, the Board of Directors agreed to the issuance of 12,000 shares of unregistered and restricted common stock to Richard Kaiser in exchange for a debt owed to Mr. Kaiser for services rendered.

On September 22, 2005, the Company sold 80,000 shares of Rule 144 restricted common stock to a private accredited investor for a total purchase price of $20,000.00.

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

 21.1      Subsidiaries**

 23.1      Consent of Certified Public Accountants*

 31.1      Certification pursuant to Sarbanes-Oxley Section 302

 32.1      Certification pursuant to 18 U.S.C. Section 1350


 (1)    Incorporated by reference to the Form 10-SB filed August 21, 2003
  *     Previously filed with Form 10-KSB-March 15, 2004
  **    Previously filed with Form 10-KSB/A- August 24, 2004

 (b) Reports on Form 8-K

A current report on Form 8-K was filed with the SEC on August 30, 2005, reporting the sale of unregistered securities to Richard Kaiser in exchange for a debt owed to Mr. Kaiser for services rendered.

A current report on Form 8-K was filed with the SEC on September 23, 2005, reporting the sale of unregistered securities to a private accredited investor for a total purchase price of $20,000.00.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 2005


INFE-Human Resources, Inc.


By: /s/Art Viola
     ------------------------------
Name:    Art Viola
Title:   Chief Executive Officer,
         Sole Director and Principal
         Financial Officer