Form 10KSB
period 2005-11-30
INFE HUMAN RESOURCES INC
filed 2006-02-28
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2005

Commission file number: 000-50374

INFE-HUMAN RESOURCES, INC.

----------------------------------------------------------------

(name of small business issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	54-2013455 (IRS Employer Identification No.)

(Address of Principal Executive Offices)

67 Wall Street, 22nd Floor

New York, NY 10005-3198

----------------------------------------------------------------

Issuer's telephone number, including area code: (212)859-3466

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]    No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,893

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2006. $2,782,147.00

Number of outstanding shares of the registrant's par value $.001 common stock, as of November 30, 2005:  13,053,724

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):

Yes [  ]    No [X]

Infe-Human Resources, Inc.

FORM 10-KSB

INDEX

Page                                                      Part I

Item 1.

Business . . . . . . . . . . . . . . .. . . . . . . .  4

Item 2.

Description of Property. . . . . . . . . . . . . . . . 9

Item 3.

Legal Proceedings. . . . . . . . . . . . . . . . . . . 9

Item 4.

Submission of Matters to a Vote of Security Holders. .10

Part II

Item 5.

Market for Registrant's Common Equity and

Related Stockholder Matters......................... .10

Item 6.

Management's Discussion and Analysis.......... . .... 12

Item 7.

Financial Statements and Supplementary Data.. . . ....F-1-17

Item 8.

Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure.......... .... 21

Item 8A.  Controls and Procedures . . . . . . . .. . ... ..... 21

Part III

Item 9.

Directors, Executive Officers, Promoters and

Control Persons; Compliance with Section 16(a)

of the Exchange Act................................. 22

Item 10.

Executive Compensation........................ . ... 23

Item 11.

Security Ownership of Certain Beneficial Owners

and Management................. . . . . . . . . . .. 24

Item 12.

Certain Relationships and Related Transactions...... 25

Item 13.

Exhibits............. ....................... . . ... 26

Item 14.

Principal Accountant fees and services.............  26

Signatures............................................ . . ...26

PART I

ITEM 1.  BUSINESS

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

History of the Company

INFe-Human Resources, Inc. (the "Company") was incorporated in the State of Nevada on March 31, 2000 as a subsidiary of INFe, Inc., a Nevada corporation.  The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

On October 21, 2003 the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. ("Daniels"), a Nevada company formed on May 2, 2002. For accounting purposes, the transaction had been accounted for as a reverse acquisition, under the purchase method of accounting.  The Company currently has three divisions, the corporate financial consulting division, the merchant banking division and the staffing division.

The Corporate Financial Consulting Division has as its growth goal-advisory to payroll client as well as non-payroll client companies. This division worked with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the Financial Consulting Assignments will be available for venture investment through the second division, the Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non-payroll service companies. This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy - growth through leveraged acquisitions.

The Staffing Division operates through the Company's recently formed subsidiary, Infe Human Resources of New York, Inc., a Nevada corporation.  The Staffing Division services are focused primarily on placing temporary and permanent light industrial and clerical/administrative staffing personnel and providing temporary and permanent placement services of professionals such as engineers and accountants. The Staffing Division currently operates in the tri-state area including New York, New Jersey and Connecticut.

General

The Company's main operations include the provision of human resource consulting services to companies. In addition, the Company, through its wholly owned subsidiary, Infe-Human Resources of New York, Inc. provides staffing services to companies. The staffing services include both temporary and permanent placement for both professional and non professional employment. The company also operates a payroll services bureau within its corporate financial consulting and merchant banking divisions.  The corporate financial consulting division provides advisory services to payroll client and non-client companies. The merchant banking division has an in-house equity funding program in which it finances the growth of client and payroll service companies, as well as purchases equity in small public companies. The company is based in New York City.

The Company recently emerged from development-stage.  The Company provides either directly or through its subsidiaries a variety of financial services, including temporary and permanent staffing of both professional and non professional employees, payroll and related human resource functions, for client companies.  The company, through its subsidiary, Daniels Corporate Advisory Company, Inc., a Nevada corporation ("Daniels"), operates two divisions; the corporate financial consulting division and the merchant banking division. The Company, through its subsidiary Infe Human Resources of New York, Inc., a Nevada corporation operates its staffing division.

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

The Staffing Division services are focused primarily on placing temporary and permanent light industrial and clerical/administrative staffing personnel and providing temporary and permanent placement services of professionals such as engineers and accountants. The Staffing Division currently operates in the tri-state area including New York, New Jersey and Connecticut.

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

Recent Acquisitions

In order to help implement the Company's business plan by adding staffing services, on December 20, 2005, the Company, on behalf of its newly formed wholly-owned subsidiary, Infe-Human Resources of New York, Inc., (the "Buyer"), in an agreement which included Monarch Human Resources, Inc. ("Target"), and John Scrudato and Gregg Oliver, as the shareholders of the Target (the "Shareholders") completed the acquisition by the Buyer of 80% of the outstanding shares of Target pursuant to a Stock Purchase Agreement, the material terms of which are described in Item 1.01 of Form 8-K filed on December 22, 2005 with the Securities and Exchange Commission.

Business Strategy

The Company intends to look at potential acquisitions in complementary areas of corporate financial services and staffing services and grow through internal sales and development initiatives as well.  Due to the Company's physical presence in New York, the Company expects that its business will initially be focused on the "Northeast Corridor" from Boston to Washington plus the fast-growing Florida market. Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for the Company's services.

The Company has earmarked ideal locations for its services and started its market penetration in New York - through its 67 Wall Street, NY Location and also markets its business services and consulting services in Greenwich Connecticut, Southern New Jersey and Western Pennsylvania.

As an additional means to potentially increase the size and scale of the Company, we are also reviewing potential acquisitions of small and medium sized staffing companies, payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees. Due to the numerous uncertainties associated with acquiring a company, the Company does not have a definitive timetable on making its next acquisition. However, the Company believes that making acquisitions can be an important method to grow the Company as a complement to growing the Company internally.

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

The Merchant Banking Division offers an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non-payroll services companies.   This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels' philosophy- growth through leveraged acquisition(s). In addition, this Division offers corporate financial consulting services.

The Staffing Division is focused primarily on placing temporary and permanent light industrial and clerical/administrative staffing personnel and providing temporary and permanent placement services of professionals such as engineers and accountants.

Sales and Marketing

The Company intends to provide to its customers payroll and other services including venture capital management, and business development/financial advisory services. The Company may also acquire debt or equity securities in its clients in connection with its business development and venture capital management services. Such transactions would occur if the Company determined that acquiring a debt or equity security in its client would enhance the Company's relationship with its client and would likely generate a positive economic return to the Company. The Company markets its services both directly through referrals and indirectly through accounting firms. We also intend to do joint marketing with our clients by providing venture capital management and working partner development (Merchant Banking) in exchange for the client providing its network of corporate relationships to us for payroll and ancillary services.  Our plan is that by providing several important financial services for clients, we intend to develop valuable long-term relationships which would yield consistent revenue.

In the staffing industry the Company intends to market its services through referrals and indirectly through hospitals, medical centers and a concentration in the medical industry.  The Company intends to capitalize upon its recent acquisition of Monarch Human Resources by ensuring continued high level service to its current client base, while offering new and valuable services to the existing client base both through expansion in the Staffing industry and through offering services available from its Corporate Financial and Merchant Banking divisions.  The Company intends to grow its staffing business through future acquisitions of existing staffing company's with a concentration on high margin sectors such as the medical industry.  In addition, the Company will grow its existing business through word of mouth and the hiring of a sales team.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock has been quoted on the OTC Bulletin Board since April 25, 2005 under the symbol "IFHR.OB".   Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal year ended November 30, 2005 as follows:

   Closing Bids

HIGH

LOW

   2005

January 31, 2006

0.71

0.45

September 30, 2005

    0.004

0.002

June 30, 2005

0.009

0.003

March 31, 2005

0.03

0.001

December 31, 2004

0.002

0.001

(b) As of November 30, 2005, the Company had approximately 135 shareholders of record of the common stock.

(c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

(d)

Securities Authorized for Issuance under Equity Compensation Plans.  On February 28, 2005 the Company adopted a 2005 Equity Incentive Plan.

(e) Recent Sales of Unregistered Securities.

.

On February 14, 2006 the Company sold convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $750,000 together with Stock Purchase Warrants (the "Warrants") to acquire 300,000 shares of the Company's common stock. The Securities were not registered under applicable securities laws and were sold in reliance on an exemption from such registration. Each of the investors is an "accredited investor" and the Company believes that the issuance and sale of the Convertible Notes qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. On February 15, 2006 the Company filed at the SEC Form 8-K reporting the above transaction.

.

On November 30, 2005, the "Company entered into a Securities Purchase Agreement with various investors pursuant to which they acquired convertible promissory notes in the aggregate principal amount of $3,000,000, together with Stock Purchase Warrants to acquire 1,200,000 shares of the Company's common stock.  The Securities were not registered under applicable securities laws and were sold in reliance on an exemption from such registration. Each of the investors is an "accredited investor" and the Company believes that the issuance and sale of the Convertible Notes qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

On December 6, 2005 the Company filed at the SEC Form 8-K reporting the above transaction.

.

On September 22, 2005, the Company sold 80,000 shares of Rule 144 restricted common stock to a private accredited investor for a total purchase price of $20,000.00 This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.  On September 22, 2006 the Company filed at the SEC Form 8-K reporting the above transaction.

.

On August 19, 2005, the Board of Directors agreed to the issuance of 12,000 shares of unregistered and restricted common stock to Richard Kaiser in exchange for a debt owed to Mr. Kaiser for services rendered.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933. On August 30, 2005 the Company filed at the SEC Form 8-K reporting the above transaction.

Registration Of Securities

On February 3, 2006, the Company filed with the SEC a Registration Statement on Form SB-2 whereby the Company registered for resale the securities purchased by various investors pursuant to the Securities Purchase Agreement dated November 30, 2005

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED NOVEMBER 30, 2005 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2004

REVENUES

Revenues were $5893 for the fiscal year ended November 30, 2005, as compared to $0 for the year ended November 30, 2004.  This increase in revenue was due to revenue from corporate financial consulting services.

COST OF REVENUES

Cost of revenues was $0 for the fiscal years ended November 30, 2005 and 2004.

OPERATING EXPENSES

Operating expenses for the fiscal year ended November 30, 2005 were $532,707 compared to $20,500 for the fiscal year ended November 30, 2004. The increase in operating expenses was primarily related to increased professional fees, compensation as a result of expenses related to the private securities offering, as well as investigating and considering business opportunities.

LOSS FROM OPERATIONS

Loss from operations for the fiscal year ended November 30, 2005 was $479,477 compared to $17,860 for the fiscal year ended November 30, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the fiscal years ended November 30, 2005 and 2004, respectively.

REALIZED GAIN ON SALE OF SECURITIES

The realized gain from the sale of marketable securities was $47,337 for the fiscal year ended November 30, 2005 as compared to $2,640 for the fiscal year ended November 30, 2004.  The gain was the result of the Company's sale of securities to meet operating expenses.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was ($479,477) for the fiscal year ended November 30, 2005, compared to a loss of  ($17,860) for the fiscal year ended November 30, 2004. Net loss per common share was ($0.04) for the fiscal year ended November 30, 2005 and $00 for the fiscal year ended November 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. However, the Company's cash flows for 2006 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans for this uncertainty includes increasing the revenue of the company both internally and through acquisition, as well as by raising additional capital from external sources. Management may also liquidate some of the marketable securities that it owns. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

During the fiscal year ended November 30, 2005, the Company had net cash increase of $1,189,694 from operations resulting from the proceeds of convertible notes payable in the amount of $1,250,000, an officer loan of $8,600 and $20,000 from the sale of common stock in a private transaction The reduction of net cash of in the amount of $53,018 includes an adjustment to cash in the amount of $220,425 for stock issued for services rendered and $245,000 for stock issued as compensation. Cash used in investing activities amounted to ($35,888) for the fiscal year ended November 30, 2005. The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

The Company received $1,278,600 from its financing activities for the fiscal year ended November 30, 2005.  As of November 30, 2005, the Company had $1,189,694 in cash or cash equivalents and had marketable securities of $57,339.

RISK FACTORS

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

The following risk factors should be considered carefully in addition to the other information contained in this prospectus:

Risks Related to our Business

WE ARE RECENTLY EMERGED FROM THE DEVELOPMENT STAGE COMPANY AND HAVE LIMITED OPERATING HISTORY AND REVENUES.

We were organized in March 2000 and have a very limited operating history upon which an evaluation of our future performance and prospects can be made. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in an emerging and evolving industry.  As such, we face risks and uncertainties relating to our ability to successfully implement our business plan.

WE HAVE HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE

Since inception, the Company has generated an accumulated deficit of $520,650 at November 30, 2005.  Inasmuch as we will continue to have operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of our business, we may continue to incur losses for at least the next 12 months and until such time, if ever, as we are able to generate sufficient revenues to finance its operations and the costs of continuing expansion.  There can be no assurance that we will be able to generate significant revenues or achieve profitable operations.

There is doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding.

The financial statements and report of our independent Registered public accountants for the fiscal years ended November 30, 2005 and November 30, 2004, as included in this Prospectus, include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding and to develop steady revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS, OUR BUSINESS OPERATIONS WILL BE CURTAILED.

Our business has relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

Prior to this offering, there has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

o  With a price of less than $5.00 per share;

o  That are not traded on a "recognized" national exchange;

o  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must have a price of not less than $5.00 per share); or

o  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

FAILURE TO RETAIN OR ATTRACT KEY PERSONNEL WILL HAVE A MATERIAL NEGATIVE IMPACT ON THE SALES, DEVELOPMENT AND ENHANCEMENT OF OUR PRODUCTS.

Our future success depends, in significant part, on the continued services of Arthur Viola (our Chairman and Chief Executive Officer). We may not able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could have a material negative impact on our ability to develop our business plan.

OUR DIRECTORS ARE NOT PERSONALLY LIABLE AND ARE INDEMNIFIED FOR BREACH OF FIDUCIARY DUTIES.

Our Certificate of Incorporation provides, as permitted by the Nevada Corporate Law, and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director.

WE HAVE NOT PAID DIVIDENDS TO OUR STOCKHOLDERS.

We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley  Act of 2002 requires us to evaluate and report on our internalcontrols over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting

We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

COMPETITION

The market for our products and services is highly competitive and subject to rapid change.  There are many companies that act in the staffing industry, as PEOs and payroll services, and provide additional financial service options. Many are well financed and have strong brand awareness.  We believe that our ability to compete depends on many factors both within and beyond our control, including the success of our marketing and sales efforts and the price and reliability of our products and services developed and the timing and market acceptance of our products and services being developed. Many of our potential competitors have substantially greater financial, technical and marketing resources than us. Increased competition could materially and adversely affect the Company's business, financial condition and results of operations.  There can be no assurance that the Company will be able to compete successfully.

Price competition in the staffing industry continues to be intense and pricing pressures from both competitors and customers may result in reduced sales and margins to the Company.

The temporary staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. The Company expects the level of competition to remain high in the future, and competitive pricing pressures will make it difficult for the Company to raise its prices even though its costs may have increased, and may have an adverse effect on the Company's market share and operating margins. Other competitors have greater marketing, financial and other resources than the Company that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers.

Any significant recurrent economic downturn could result in the Company's customers using fewer temporary employees, which could materially adversely affect the Company.

Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the New York, New Jersey and Connecticut area in which the Company operates. Frequently, customers use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many customers reduce their utilization of temporary employees before releasing regular full-time employees. Typically, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. A recurrent recession or a significant lag in economic recovery would likely have a material adverse effect on the Company's business, results of operations, cash flows or financial position.

Risks Related to our Stock

FUTURE SALES BY OUR STOCKHOLDERS MAY HAVE THE AFFECT OF LOWERING OUR STOCK PRICE.

On February 3, 2006, the Company filed with the SEC a Registration Statement on Form SB-2 whereby the Company registered for resale the securities purchased by various investors pursuant to the Securities Purchase Agreement dated November 30, 2005 (the "Private Offering")

Sales of our common stock in the public market following the Private Offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

THE SELLING STOCKHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

The selling stockholders in the Private Offering intend to sell in the public market the shares of common stock being registered in this offering. The average of the high and low trading price of our common stock on January 31, 2006 was $0.57. To the extent the Selling Stockholders acquired their shares or warrants at prices less than the current trading price of our common stock, they may have an incentive to immediately resell such shares in the market which may, in turn, cause the trading price of our common stock to decline. Significant downward pressure on our stock price caused by the sale of stock registered in this offering could encourage short sales by third parties that would place further downward pressure on our stock price.

OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET MAY DEVELOP.

Before this offering, our common stock has traded on the Over-the-Counter Bulletin Board. Thinly traded common stock is typically significantly more volatile than common stock trading in an active public market.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

Our CEO and principal stockholder, Arthur Viola, controls approximately 66.68% of our currently outstanding common stock. Accordingly, he may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in our company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of November 30, 2005 and 2004

F-2

Statements of Operation for the years ended November 30, 2005

F-3

Statements of Comprehensive Income (Deficit) for the years ended

   November 30, 2005 and 2004

   F- 4

Statements of Changes in Stockholders’ (Deficit) for the years ended

         November 30, 2005 and 2004

F-5

Statements of Cash Flows for the years ended November 30, 2005 and 2004

F-6 - 7

Notes to Financial Statements

F-8 - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

INFe Human Resources, Inc. and Subsidiary

New York, NY

We have audited the accompanying consolidated balance sheets of INFe Human Resources, Inc. and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.)(the “Company”) as of November 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements for the years ended November 30, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. The Company did not have an operating company generating revenues in 2004.  The Company also has sustained operating losses and deficits in 2005 and 2004.  Management’s plans in regard to these matters are described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INFe- Human Resources, Inc and Subsidiary (reverse acquisition with Daniels Corporate Advisory Company, Inc.) as of November 30, 2005 and 2004 and the results of its operations and its cash flows for each of the two year period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States.

/s/BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

Gibbbsboro, New Jersey

January 13, 2006

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2005 AND 2004

ASSETS

	2005	2004
Current Assets:
Cash	$1,189,694	$ -
Accounts receivable, net	20,000	-
Marketable securities	57,339	86,451
Deposits	35,000	-

Total Current Assets	1,302,033	86,451

Other Assets:
Financing costs, net	350,000	-

Total Assets	$1,652,033	$ 86,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

2005		2004
Current Liabilities
Accounts payable and accrued expenses	$ 300,000	$ -
Deferred Revenue	49,107	-
Convertible Notes Payable	1,250,000	-
Loan payable - Officer	25,100	16,500

Total Current Liabilities	1,624,207	16,500

Total Liabilities	1,624,207	16,500

	2005	2004
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized
13,053,724 and 11,200,024 shares outstanding
as of November 30, 2005 and 2004	13,054	11,200
Additional paid -in capital	605,591	122,020
Accumulated other comprehensive (deficit)	(70,169)	(22,096)
Deficit	(520,650)	(41,173)

Total stockholders' equity (deficit)	27,826	69,951

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,652,033	$ 86,451

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004

REVENUES	$ 5,893	$ -

OPERATING EXPENSES

Compensation & professional fees	505,503	20,500
Selling, general & administrative expenses	27,204	-
Total operating expenses	532,707	20,500

LOSS BEFORE OTHER INCOME	(526,814)	(20,500)

Net realized gain on sale of securities	47,337	2,640

NET LOSS APPLICABLE TO COMMON SHARES	$ (479,477)	$ (17,860)

BASIC AND DILUTED LOSS
PER SHARE	$ (0.04)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES	11,652,059	11,010,408

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

Deficit, November 30, 2003	$ (23,313)

Net loss for the year ended November 30, 2004	(17,860)

Deficit, November 30, 2004	(41,173)

Net loss for the year ended November 30, 2005	(479,477)

Deficit, November 30, 2005	$(520,650)

Comprehensive income (deficit), November 30, 2003	$ 44,428

Other comprehensive income (deficit), net of tax:
Unrealized loss on securities	(66,524)

Comprehensive income (deficit), November 30, 2004	(22,096)

Other comprehensive income (deficit), net of tax:
Unrealized loss on securities	(48,073)

Comprehensive income (deficit), November 30, 2005	$ (70,169)

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Deficit)	Deficit	Total

BALANCE NOVEMBER 30, 2003	-	$ -	$11,000,000	$ 11,000	$ 108,220	$ 44,428	$ (23,313)	$ 140,335

Stock issued for debt reduction	-	-	200,024	200	13,800	-	-	14,000

Comprehensive loss	-	-	-	-	-	(66,524)	-	(66,524)

Net loss	-	-	-	-	-	-	(17,860)	(17,860)

BALANCE NOVEMBER 30, 2004	-	$ -	11,200,024	$ 11,200	$ 122,020	$ (22,096)	$ (41,173)	$ 69,951

Stock issued for services	-	-	1,033,700	1,034	219,391	-	-	220,425

Stock issued as compensation			740,000	740	244,260			245,000

Stock issued for cash			80,000	80	19,920			20,000

Comprehensive loss	-	-	-	-	-	(48,073)	-	(48,073)

Net loss	-	-	-	-	-	-	(479,477)	(479,477)

BALANCE NOVEMBER 30, 2005	-	$ -	13,053,724	$ 13,054	$ 605,591	$ (70,169)	$ (520,650)	$ 27,826

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (479,477)	$ (17,860)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	220,425	-
Stock issued for compensation	245,000	-
(Increase) in accounts receivable	(20,000)	-
(Increase) in deposits	(20,000)	-
Increase in deferred revenue	49,107	-
(Decrease) in accounts payable	-	(10,000)
Unrealized loss on marketable securities	(48,073)	-
Net cash (used in) operating activities	(53,018)	(27,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on acquisition of business	(15,000)	-
Equity financing costs on convertible notes payable	(50,000)
Securities purchased, securities sold - net	29,112	(2,640)
Net cash (used in) investing activities	(35,888)	(2,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form Officer loans	8,600	30,500
Proceeds of Convertible Notes Payable	1,250,000	-
Issuance of common stock	20,000	-
Net cash provided by financing activitiy	1,278,600	30,500

NET INCREASE IN CASH AND CASH
EQUIVALENTS	1,189,694	-

CASH AND CASH EQUIVALENTS
-BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS
-END OF YEAR	$ 1,189,694	$ -

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON CASH
ACTIVITY:
Common stock issued for debt reduction	$ -	$ 14,000
Common stock issued for services	$ 220,425	$ -
Common stock issued as compensation	$ 245,000	$ -
Unrealized net gain (loss) on securities	$ (48,073)	$ (66,524)
Financing fees accrued	$ 300,000	$ -

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

INFe- Human Resources, Inc. and Subsidiary (the “Company”) was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the OTC BB (INFe) through October 31, 2003. The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.

On October 21, 2003 the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a Nevada company formed on May 2, 2002. For accounting purposes, the transaction had been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, Daniels will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of “Daniels”. Daniels is structured as a start-up and will be operated as a “Human Resource/ Financial Services” corporation. The Company currently has two divisions, the corporate financial consulting division and the merchant banking division.

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

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non–payroll service companies. This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with Daniels’ philosophy - growth through leveraged acquisition(s).

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company maintains it cash accounts at one (1) financial institution, and the funds are insured to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At November 30, 2005, the Company had a cash concentration risk of $1,089,695.  The Company had no cash equivalents at November 30, 2004.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company has expensed all costs incurred in connection with the start-up and organization of the Company.

Financing Fees

The Company accrued a fee in the amount of $300,000 in association with the debenture note payable (See Note 7).  The fee is being amortized over the life of the loan.  In addition, $50,000 was paid in cash for financing fees.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

Income Taxes

Effective May 2, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No, 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were $11,583 and $-0- for the years ended November 30, 2005 and 2004.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Investments

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further SFAS No. 115 unrealized gains and losses for available-for-sale securities are excluded from earnings, and reported net of deferred income taxes, as a separate component of stockholder’s equity, unless the loss is classified as other than a temporary decline in market value.

Comprehensive Income (Deficit)

The Company has adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income (Deficit).” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income (deficit) in addition to net income (loss) from operations.

Comprehensive income (deficit) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2005 and 2004.

	2005	2004

Net loss	$(479,477)	$(17,860)

Weighted-average common shares
Outstanding (Basic)	11,652,059	11,010,408

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	11,652,059	11,010,408

There were no stock options available for the years ended November 30, 2004.  The Company has warrants outstanding for 1,200,000 shares of the Company’s common stock at November 30, 2005.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 3-

ACCOUNTS RECEIVABLE

The Company has emerged from the developmental stage, and the Company has a revenue stream.  Accounts receivable represent the funds due to the Company for services performed or to be performed.  Accounts receivable are evaluated for potential uncollectible amounts and are reduced for any existing bad debts. Accounts receivable, net of reserve allowances were $20,000 and $-0- at November 30, 2005 and 2004, respectively.

NOTE 4-

INVESTMENTS

The following is a summary of investments at November 30, 2005 and 2004 at fair market value:

	2005	2004

Portfolio of common stocks
trading on the OTC: BB
at fair market value	$57,339	$86,451

The marketable securities (depreciated) $(48,073) and $(66,524) for the years ended November 30, 2005 and 2004, respectively.  There were sales of investments during the year, which resulted in a net realized gain of $47,337. Additionally, no amounts were reclassified out of accumulated other comprehensive income/(loss) for the periods presented.

NOTE 5-

DEPOSITS

The Company has made an offer to acquire a company for purposes of expanding their revenue base (See Note 12).  As part of the acquisition, the Company placed a $15,000 deposit for security purposes.  In addition, the Company has a $20,000 deposit on Key Man insurance for the President of the Company.

NOTE 6-

DEFERRED REVENUE

The Company received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  The Company earned $5,982 in the fiscal year ended November 30, 2005.  The balance has been deferred.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 7-

CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible note payable in the amount of $3,000,000.  The note is convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued to the buyer warrants enabling them to purchase 1,200,000 shares of common stock at an exercise price of $1.50 per share.  The Company has received $1,250,000 of the $3,000,000 available.  The note matures November 30, 2008.  In addition, the Company accrued $300,000 in related financing fees.  These fees will be amortized over the life of the loan.

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

The Company, originally INFe, had 20,000,000 shares of preferred stock authorized for the years ended November 30, 2005 and 2004. There were no shares issued and outstanding.  Daniels Corporate Advisory Company, Inc. has the same capital structure.

The Company has 100,000,000 common shares authorized at November 30, 2005 and 2004. There were 13,053,724 and 11,200,024 shares issued and outstanding at November 30, 2005 and 2004, respectively.

The Company “Daniels” in the reverse acquisition with INFe Human-Resources, Inc. cancelled its shares of 7,500,000, assumed the 10,000,000 original INFe stock and issued another 1,000,000 shares to the founders. The transaction is shown net in the stockholders’ equity section presented in the financial statements.

The Company in the fourth quarter 2004 issued 200,024 shares of common stock for debt reduction of $14,000.

During the fiscal year ended November 30, 2005, the Company issued 1,033,700 shares of its common stock to outside consultants for services rendered.  In addition, the Company issued 740,000 shares to one of the officers as compensation.

In September 2005, the Company sold 80,000 shares of its common stock for $20,000.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 9-

PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the years ended November 30, 2005 and 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At November 30, 2005 and 2004, the deferred tax assets consists of the following:

	2005	2004

Deferred taxes due to net
operating loss carryforwards	$172,000	$6,175

Less: valuation allowance	(172,000)	(6,175)

Net deferred tax asset	$-	$-

For the years ended November 30, 2005 and 2004, the Company and its subsidiary had approximately $520,600 and $41,200, respectively, as operating losses for tax purposes.  The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources Inc., which have certain losses remaining for tax purposes.  Accordingly, the net effect of those losses and the net tax effect on comprehensive other income have been considered.

NOTE 10-

RELATED PARTY TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 10-

RELATED PARTY TRANSACTIONS (continued)

During the year ended 2005, the Company issued 740,000 shares of its common stock to Mr. Arthur Viola as compensation.  The value of the shares was $245,000.

NOTE 11-

LOAN PAYABLE -OFICER

Since inception, Mr. Arthur Viola has contributed a net $25,100 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  As such, the loan has been classified as a current liability

NOTE 12-

GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the years ended November 30, 2005 and 2004, and has an accumulated deficit. However, the Company has realized its first revenue stream and emerged out of the development stage.  Presently, the Company does not have the revenue stream necessary to operate or develop its business. This raises substantial doubt about its ability to continue as a going concern.

Management has formulated and is in the process of implementing its business plan intended to develop steady revenues and income in areas of operation. This plan includes the following, subject to obtaining the necessary financing:

•

Signing up new clients

•

Building a financial services company, which could include payroll and related human-resource services as well as corporate development to client companies.

•

Seeking out new companies for possible merge

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY

(REVERSE ACQUISITION WITH DANIELS

CORPORATE ADVISORY COMPANY, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005 and 2004

NOTE 12-

GOING CONCERN (Continued)

Presently, the Company cannot ascertain the eventual success of management’s plans with any degree of certainty. The accompanying consolidated financial statements do no include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 13-

SUBSEQUENT EVENT

On December 20, 2005, the Company entered into an agreement with Monarch Human Resources, Inc. (the “Target”) for the Company to acquire 100% of the outstanding shares the Target pursuant to the Stock Purchase Agreement.  The Agreement grant warrants for each of the Shareholders to each purchase a 10% interest in Infe Human Resources, Inc., and will expire on the third (3rd) anniversary of the closing.  The exercise price on these warrants is $.001.  In consideration for this, the Company paid $300,000 in cash and extended a $100,000 loan to the Target.  The loan will accrue interest at 12% per annum and is due on demand.

Additionally, the Company on February 3, 2006 filed an SB-2 Registration Statement with the Securities and Exchange Commission.  Certain amounts on the 10-KSB balance sheet have been reclassified.  The reclassifications had no effect on the net financial position of the Company, or computation of the net loss per share for the year ended November 30, 2005.  The assets were increased by $70,000 and the liabilities were increased by $70,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A.  CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name

 Age               Title                                          ---                     ----             ----

Arthur Viola

  50

President, CEO, Chairman

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

The board of directors is divided into three classes, with the term of office of one Class expiring each year. We currently have one director with no directors in Class I, no directors in Class II and one director in class iii.  The term of office of director Arthur Viola expires at the 2006 annual meeting.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended November 30, 2005, 2004 and 2003 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

           Annual Compensation      Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s)	Securities Underlying Options/Warrants	All other compensation ($)
Arthur Viola, pres. and chairman	2005 2004 2003	0	0	$245,000	0	0
	2005	0

The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2005

NAME NONE	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END (#)	VALUE OF UNEXERCISED IN THE MONEY OPTIONS

			EXERCISABLE UNEXERCISABLE	EXERCISABLE UNEXERCISABLE

NONE

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2005 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 6, 2006, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Owner	Common Shares(1)	Percentage(1)
Arthur Viola(2)	8,780,640	66.68

Officers and directors as a group (1 persons)

(1) Does not include common shares underlying options and warrants

(2) Officer and Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes office space at no charge from its president, Mr. Arthur Viola.

During the year, the Company issued 740,000 shares of its common stock to Mr. Arthur Viola as compensation.  The value of the shares was $245,000.

Mr. Arthur Viola has contributed a net $25,100 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  As such, the loan has been classified as a current liability

ITEM 13. EXHIBITS

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of September 30, 2005 are filed as part of this report.

         (1)      Financial statements of the Infe-Human Resources, Inc. and subsidiaries.

         (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit No.        Description of Exhibits

-----------        -----------------------

3.1(1)

Articles of Incorporation*

3.2(1)

By-laws*

5.1

2005 Equity Incentive Plan

10.1(1)

Stock Purchase Agreement*

21.1

Subsidiaries**

23.1

Consent of Certified Public Accountants*

31.1

Certification pursuant to Sarbanes-Oxley Sec. 302

32.1

Certification pursuant to 18 U.S.C. Sect. 1350

(1)

Incorporated by reference to the Form 10-SB filed August 21, 2003

*

Previously filed with Form 10-KSB-March 15, 2004

**

Previously filed with Form 10-KSB/A- May 24, 2004

 (b) Reports on Form 8-K

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed $15,000 for the fiscal year ended November 30, 2005 and $10,000 for the fiscal year ended November 30, 2004, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $-0- in audit related fees for the fiscal years ended September 30, 2005 and 2004. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were $1,000 tax fees for the fiscal years ended November 30, 2005 and 2004. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine, CPA's as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 2006

Infe-Human Resources, Inc.

By:/s/ Arthur Viola

Name:Arthur Viola

Title: President