Form 10QSB
period 2006-02-28
INFE HUMAN RESOURCES INC
filed 2006-04-21
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]

No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:13,292,974 shares outstanding as of April 20, 2006.

Transitional Small Business Disclosure Format.

(check one) Yes [  ]

No [X]

INFE-HUMAN RESOURCES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page           Part I – FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . F-1

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS. . . . . . . . . . . . . . . . . . . 2

Item 3.

CONTROLS AND PROCEDURES . . . . . . . . . . . . 9

Part II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS . . . . . . . . . . . . . . . 10

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS . . . . . . . . . . . . . . . . . . 10

Item 3.

DEFAULTS UPON SENIOR SECURITIES . . . . . . . . 11

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS . . . . . . . . . . . . . . . . . . . . 11

Item 5.

OTHER INFORMATION . . . . . . . . . . . . . . . 11

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . 13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of February 28, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Statements of Operation for the three months ended February 28, 2006 and 2005 . . . . . . F-2

Statements of Accumulated Other Comprehensive (Deficit) for the three months ended

   February 28, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Statements of Cash Flows for the three months ended February 28, 2006 and 2005 . . . . .F-4-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6-16

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 and 2005

	2006	2005
REVENUES	$ 687,932	$ -
OPERATING EXPENSES		
Compensation	569,126	-
Selling, general and administrative	79,376	-
Professional fees	188,348	3,500
Depreciation	456	-
Total operating expenses	837,306	3,500
(LOSS) BEFORE OTHER INCOME AND (EXPENSES)	(149,374)	(3,500)
Interest income	699	-
Gain (loss) on sale of securities	184,369	(35,050)
TOTAL OTHER INCOME (EXPENSES)	185,068	(35,050)
INCOME (LOSS) BEFORE PROVISION FOR TAXES	35,694	(38,550)
PROVISION FOR TAXES	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 35,694	$ (38,550)
BASIC EARNINGS PER SHARE	$ 0.00	$ (0.00)
DILUTED EARNINGS PER SHARE	$ 0.00	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	13,165,957	11,200,024
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	14,365,957	11,200,024

                The accompanying notes are an integral part of these financial statements

                The accompanying notes are an integral part of these financial statements

                The accompanying notes are an integral part of these financial statements

	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES		
Common stock issued for services	$ 124,035	$ -
Warrants issued for debt discount	$ 7,500	$ -
Unrealized gain (loss) on securities	$ 26,254	$ 28,341
SUMMARY OF ACQUISITION OF BUSINESS		
Net assest acquired	$ 9,650	
Assumption of debt	(150,000)	
Goodwill acquired	$ 141,850

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included have been prepared by INFe-Human Resources, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company maintains it cash accounts at one (1) financial institution, and the funds are insured to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At February 28, 2006, the Company had a cash concentration risk of $1,123,094.

Financing Fees

The Company paid a fee in the amount of $350,000 in association with the convertible note payable (See Note 8).  The fee is being amortized over the life of the loan.  Amortization in the amount of $17,500 and $0 was recorded for the three months ended February 28, 2006 and 2005, respectively.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising and promotional expenses were $11,583 and $-0- for the years ended November 30, 2005 and 2004.

Investments

In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with FAS No. 115. Further FAS No. 115 unrealized gains and losses for available-for-sale securities are excluded from earnings, and reported net of deferred income taxes, as a separate component of stockholder’s equity, unless the loss is classified as other than a temporary decline in market value.

Comprehensive Income (Deficit)

The Company has adopted FAS No, 130, “Reporting Comprehensive Income (Deficit).” FAS No. 130 requires the reporting of comprehensive income (deficit) in addition to net income (loss) from operations.

Comprehensive income (deficit) is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, deposits, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Income (Loss) Per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 28, 2006 and 2005.

There were no stock options available at February 28, 2006 and 2005.  The Company has warrants outstanding for 1,200,000 shares of the Company’s common stock at February 28, 2006.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published FAS No. 123 (Revised 2004), Share-Based Payment ("FAS 123R").  FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153").  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the year ended December 31, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle.  The

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.  FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.  FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005.  The Company plans to adopt FAS 154 beginning January 1, 2006.  Because FAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 3-

ACCOUNTS RECEIVABLE

The Company has emerged from the developmental stage, and the Company has a revenue stream.  Accounts receivable represent the funds due to the Company for services performed or to be performed.  Accounts receivable are evaluated for potential uncollectible amounts and are reduced for any existing bad debts. Accounts receivable, net of reserve allowances was $160,331 at February 28, 2006.

NOTE 4-

INVESTMENTS

The following is a summary of investments at November 30, 2006 at fair market value:

The marketable securities appreciated $26,254 for the three months ended February 28, 2006.  There were sales of investments during the period, which resulted in a net realized gain of $184,369. Additionally, no amounts were reclassified out of accumulated other comprehensive income/(loss) for the periods presented.

NOTE 5-

DEPOSITS

The Company has made an offer to acquire a company for purposes of expanding their revenue base.  As part of the acquisition, the Company placed a $15,000 deposit for security purposes.  The Company also has a $20,000 deposit on Key Man insurance for the President of the Company.  In addition, the Company has several security deposits outstanding totaling $17,872.

NOTE 6-

GOODWILL

In the acquisition of Monarch Human Resources (See Note 14), the Company recorded goodwill in the amount of $521,773.  The Company has performed an analysis of the goodwill amount, and has determined that no impairment is necessary at February 28, 2006.  The goodwill will be tested annually for impairment.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 7-

DEFERRED REVENUE

The Company received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  The Company earned $11,786 during the three month period ended February 28, 2006.  The balance has been deferred until earned.

NOTE 8-

CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible note payable in the amount of $3,000,000.  The note is convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued to the buyer warrants enabling them to purchase 1,200,000 shares of common stock at an exercise price of $1.50 per share.  These warrants were valued at $7,500 using the Black-Scholes pricing model.  They are an embedded feature of the convertible note and have been shown as a debt discount net of the convertible debt.  The Company has received $2,000,000 of the $3,000,000 available.  The note matures November 30, 2008.  The Company has paid $350,000 in related financing fees.  These fees will be amortized over the life of the loan (See Note 2).

NOTE 9-

LONG-TERM DEBT

The Company negotiated a note with North Fork Bank in the amount of $75,000.  The loan is a four-year loan with an interest rate of 8.75%.  The proceeds were used for operating expenses prior to the revenue stream realized with the acquisition of Monarch Human Resources (See Note 14).  The balance at February 28, 2006 was $59,677, of which $18,393 was classified as current.

The Company has a loan outstanding with the former owners of Monarch Human Resources.  The loan is a two-year loan with an interest rate of 6%.  The principle balance at February 28, 2006 was $134,098, of which $75,734 is classified as current.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 9-

LONG-TERM DEBT (Continued)

Principal maturities of the debt over the next five years are as follows:

NOTE 10-

LOAN PAYABLE -OFFICER

Since inception, Mr. Arthur Viola has contributed a net $3,099 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  However, Mr. Viola has assured the Company that he will not demand payment within the next 12 months.  As such, the loan has been classified as a long-term liability.

NOTE 11-

STOCKHOLDERS’ EQUITY

The Company, has 20,000,000 authorized shares of preferred stock. There are no shares issued and outstanding.

The Company has 100,000,000 common shares authorized at February 28, 2006. There were 13,267,974 shares issued and outstanding at February 28, 2006.

The Company issued 214,250 shares of common stock in exchange for services rendered for the three months ended February 28, 2006.  The shares were issued at market value.  The total value assigned to these shares was $124,035.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 12-

PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended February 28, 2006 and 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the net operating losses in future periods.

At February 28, 2006 and 2005, the deferred tax assets consists of the following:

For the three months ended February 28, 2006 and 2005, the Company and its subsidiaries had approximately $484,950 and $93,700, respectively, as operating losses for tax purposes.  The financial statements reflect the operations of Daniels Corporate Advisory Company Inc. and not the net operating losses of original Infe-Human Resources Inc., which have certain losses remaining for tax purposes.  In addition, the losses and prior retained earnings of Monarch Human Resources have been eliminated in the acquisition.  Accordingly, the net effect of those losses and the net tax effect on accumulated other comprehensive income have been considered.

NOTE 13-

RELATED PARTY TRANSACTIONS

The Company has utilized office space at no charge from its president, Mr. Arthur Viola.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006 and 2005

NOTE 14-

ACQUISITION

On December 20, 2005, the Company entered into an agreement with Monarch Human Resources, Inc. (the “Target”) for the Company to acquire 100% of the outstanding shares the Target pursuant to the Stock Purchase Agreement.  The Agreement granted warrants for each of the Shareholders to each purchase a 10% interest in Infe Human Resources, Inc., which will expire on the third (3rd) anniversary of the closing.  The exercise price on these warrants is $.001.  In consideration for this, the Company paid $300,000 in cash and extended a $100,000 loan to the Target.  The loan accrues interest at 12% per annum and is due on demand.  This loan has been eliminated in the consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2005

REVENUES

Revenues were $687,932 for the three months ended February 28, 2006, as compared to $0 for the three months ended February 28, 2005. The Company recognized revenue of $11,786 from a consulting contract entered into on October 13, 2005 and calling for services over a 14 month period. The Sales increase represents the consolidated sales of the newly acquired Monarch Human Resources, Inc. and its two operating subsidiaries, (Toms River, BSI) and Empire Staffing.

OPERATING EXPENSES

Operating expenses for the three months ended February 28, 2006 were $837,306 compared to $3,500 for the three months ended February 28, 2005. This increase was primarily attributed to the acquisition of Monarch Human Resources on December 20, 2005 and associated increase in employees and employee compensation, selling, general and administrative expenses.  In addition, the Company had a large increase in professional fees, again partly related to the Monarch acquisition.  The increase in professional fees was also related to the preparation and filing of an SB-2 on February 3, 2006.

LOSS FROM OPERATIONS

Loss from operations for the three months ended February 28, 2006 was $149,374 compared to $3,500 for the three months ended February 28, 2005.

INTEREST INCOME

Interest income was $699 and $0 for the three months ended February 28, 2006 and 2005, respectively. This was primarily attributable to checking account interest on funds from financing.

GAIN (LOSS) ON SALE OF SECURITIES

The Company had gain on sale of securities in the micro-cap in house investment portfolio (fund) in the merchant banking division of $184,369 for the three months ended February 28, 2006 and recognized a loss on the sale of securities of ($35,050) for the three months ended February 28, 2005.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to Common Stock was $35,694 for the three months ended February 28, 2006, compared to net loss of ($38,550) for the three months ended February 28, 2005. Net income per common share was $0 for the three months ended February 28, 2006 and $0 for the three months ended February 28 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements were formally prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company's cash flows for 2006 and its current cash position are currently sufficient to finance projected operations, without funding from other sources and, therefore is no longer considered to be on a going concern basis.

During the quarter ended February 28, 2006, the Company used $166,205 of net cash for operating activities. This was primarily due to the Company’s employee compensation, professional fees and marketing effort for its staffing business, financial services and business consulting units.  Net cash used in investing activities amounted to $516,436 for the quarter year ended the Company February 28, 2006.  The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

The Company received $770,274 from its financing activities for the three months ended February 28, 2006.   As of February 28, 2006, the Company had $1,277,327 of cash or cash equivalents and had marketable securities of $209,900.  In addition, as of February 28, 2006, the Company had $160,331 in net accounts receivables.

The Company will seek to raise up to $2 Million in equity and long term debt capital over the next 12 months in order to provide additional working capital and a better and more cost-effective and efficiently capitalized business. The financing may be in the form of private placements, bank loans or other financing vehicles.

Fiscal 2006 PLAN OF OPERATION

The Company’s main operations include the provision of human resource consulting services to companies. In addition, the Company, through its wholly owned subsidiary, Infe-Human Resources of New York, Inc. provides staffing services to companies. The staffing services include both temporary and permanent placement for both professional and non professional employment. The company, through its subsidiary, Daniels Corporate Advisory Company, Inc., a Nevada corporation ("Daniels"), has two divisions, the corporate financial consulting division and the merchant banking division.  The Company also operates a payroll services bureau within its corporate financial consulting and merchant banking divisions.  The corporate financial consulting division provides advisory services to payroll client and non-client companies. The merchant banking division has an in-house equity funding program in which it finances the growth of client and payroll service companies, as well as purchases equity in small public companies. The company is based in New York City.

The Corporate Financial Consulting Division will work with companies, including payroll providers, seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees.  Other financial assignments will be undertaken for clients, including financial advisory services. The profits generated from these Financial Consulting Assignments will be available for venture investment, through the second division, The Merchant Banking Division.

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

Business Strategy

The Company intends to continue to look at potential acquisitions in complementary areas of corporate financial services and grow through internal sales and development initiatives as well.  Due to the Company's physical presence in New York, the Company expects that its business will initially be focused on the "Northeast Corridor" from Boston to Washington plus the fast-growing Florida market. Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for the Company's services.

The Company has earmarked ideal locations for its services and started its market penetration in New York - through its 67 Wall Street, NY Location – and also markets its business services and consulting services in Greenwich Connecticut, Southern New Jersey and Western Pennsylvania.

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

Products and Services

The Corporate Financial Consulting Division of the Company intends to advise payroll clients as well as non- payroll client companies. This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. Other financial assignments will be undertaken for clients, including investment banking services.  The profits generated from all the Financial Consulting Assignments will be available for venture investment, through the second division - The Merchant Banking Division.

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

In the staffing industry the Company intends to market its services through referrals and indirectly through hospitals, medical centers and a concentration in the medical industry.  The Company intends to capitalize upon its recent acquisition of Monarch Human Resources by ensuring continued high level service to its current client base, while offering new and valuable services to the existing client base both through expansion in the Staffing industry and through offering services available from its Corporate Financial and Merchant Banking divisons.  The Company intends to grow its staffing business through future acquisitions of existing staffing company's with a concentration on high margin sectors such as the medical industry.  In addition, the Company will grow its existing business through word of mouth and the hiring of a sales team.

Recent Acquisitions

On December 20, 2005, we entered into a Stock Purchase agreement with Monarch Human Resources, Inc. whereby we acquired 100% of the outstanding shares of Monarch.  The Agreement granted to the Monarch shareholders warrants to acquire a 10% interest in us and will expire on the third (3rd) anniversary of the closing.  The exercise price on these warrants is $.001.  In consideration for this, we paid $300,000 in cash and extended a $100,000 loan to Monarch.  The loan will accrue interest at 12% per annum and is due on demand.

On March 28, 2006 our wholly-owned subsidiary, Infe-Human Resources of New York, Inc. (the “Buyer”), and Express Employment Agency Corporation, a New Jersey corporation entered into an Asset Purchase Agreement for the purchase by Buyer of  the Express’s business assets, including clients, office furniture and equipment, business premises, telephone numbers, and websites in exchange for $170,000.  The Agreement provides for a cash payment in the amount of $110,000 and a 3 year promissory note in the amount of $60,000.  We reported the foregoing acquisition on Form 8-k dated March 28, 2006.

ITEM 3.

CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 19340 is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to, and our properties are not the subject of, any material pending legal proceeding nor to our knowledge, are any such legal proceedings threatened against us.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS

On February 14, 2006 we sold convertible promissory notes in the aggregate principal amount of $750,000 together with Stock Purchase Warrants to acquire 300,000 shares of our common stock. The Securities were not registered under applicable securities laws and were sold in reliance on an exemption from such registration. Each of the purchasers is an "accredited investor" and we believe that the issuance and sale of the Convertible Notes qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. On February 15, 2006 we filed at the SEC Form 8-K reporting the above transaction.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.

OTHER INFORMATION

On February 3, 2006, we filed with the SEC a Registration Statement on Form SB-2 whereby we registered for resale certain securities purchased by various investors pursuant to the Securities Purchase Agreement dated November 30, 2005.  We are currently in the process of responding to the SEC’s comments on said registration.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number

Description of Document

------

-----------------------

 3.1 (1)  Articles of Incorporation*

 3.2 (1)  By-laws

 21.1     Subsidiaries*

 31.1     Certification pursuant to Sarbanes-Oxley Section 302

 31.2     Certification pursuant to Sarbanes-Oxley Section 302

 32.1     Certification pursuant to 18 U.S.C. Section 1350

  (1)

Incorporated by reference to the Form 10-SB filed

August 21, 2003

  *

Previously filed with Form 10-KSB-March 15, 2005

 (b) Reports on Form 8-K

-

On December 22, 2005, we reported on Form 8-K the acquisition of Monarch Human Resources, Inc.

-

On February 14, 2006 we reported on Form 8-K the consummation of the sale of convertible promissory notes in the aggregate principal amount of $750,000 together with Stock Purchase Warrants to acquire 300,000 shares of our common stock.

-

On March 13, 2006, we reported on Form 8-K the filing of the audited financial statements in connection with our acquisition of Monarch Human Resources, Inc. previously reported on Form 8-K on December 20, 2005.

-

On March 28, 2006 we reported on Form 8-K the acquisition of Express Employment Agency Corporation pursuant to that certain Asset Purchase Agreement of same date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 21, 2006

INFE-Human Resources, Inc.

By: /s/ Arthur Viola

     ------------------------------

Name:    Arthur Viola

Title:   Chief Executive Officer,

         Sole Director and Principal

         Financial Officer