Form 10QSB
period 2006-05-31
INFE HUMAN RESOURCES INC
filed 2006-07-24
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:13,892,974 shares outstanding as of July 24, 2006.

Transitional Small Business Disclosure Format.

(check one) Yes [  ]

No [X]

INFE-HUMAN RESOURCES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page           Part I – FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . F-1

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS. . . . . . . . . . . . . . . . . . . 4

Item 3.

CONTROLS AND PROCEDURES . . . . . . . . . . . . 11

Part II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS . . . . . . . . . . . . . . . 11

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS . . . . . . . . . . . . . . . . . . 12

Item 3.

DEFAULTS UPON SENIOR SECURITIES . . . . . . . . 12

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS . . . . . . . . . . . . . . . . . . . . 12

Item 5.

OTHER INFORMATION . . . . . . . . . . . . . . . 12

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . 14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFe – HUMAN RESOURCES, INC. AND SUBSIDIARIES

MAY 31, 2006 AND 2005

(UNAUDITED)

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of May 31, 2006 (Unaudited)....................F-1

Condensed Consolidated Statements of Operations for the Six and Three Months........F-2

Ended May 31, 2006 and 2005 (Unaudited)

Statements of Accumulated Other Comprehensive (Deficit) for the six months...............F-3

Ended May 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended ............F-4

May 31, 2006 and 2005  (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)............................F-5 - F-12

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet as of May 31, 2006

(Unaudited)

The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Six and Three Months

Ended May 31, 2006 and 2005

(Unaudited)

For the Six Months Ended		For the Three Months Ended	
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
REVENUES	$ 1,812,503	$ -	$ 1,124,571	$ -
OPERATING EXPENSES				
Compensation	1,499,430	-	930,304	-
Professional fees	240,002	39,000	51,654	35,500
Selling, general and administrative	218,885	-	139,509	-
Depreciation	936	-	480	-
Total operating expenses	1,959,253	39,000	1,121,947	35,500
NET LOSS BEFORE OTHER INCOME AND (EXPENSE)	(146,750)	(39,000)	2,624	(35,500)
Realized Gain (Loss) on Marketable Securities	145,595	50,780	(38,774)	85,830
Interest income	10,637	-	9,938	-
Interest expense	(5,776)	-	(5,776)	-
Total other income and (expenses)	150,456	50,780	(34,612)	85,830
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,706	11,780	(31,988)	50,330
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$ 3,706	$ 11,780	$ (31,988)	$ 50,330
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00	$ (0.00)	$ 0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	13,226,592	11,268,156	13,285,909	11,334,807

The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Comprehensive Income for the Six and ThreeMonths

Ended May 31, 2006 and 2005

(Unaudited)

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

NOTE 1

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim financial information included have been prepared by INFe-Human Resources, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the November 30, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

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

 Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company maintains it cash accounts at one (1) financial institution, and the funds are insured to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At May 31, 2006, the Company had a cash concentration risk of $166,469.

Financing Fees

The Company paid a fee in the amount of $350,000 in association with the convertible note payable (See Note 8).  The fee is being amortized over the life of the loan.  Amortization in the amount of $35,000 and $0 was recorded for the six months ended May 31, 2006 and 2005, respectively.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments

In accordance with FAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with FAS No. 115. Further FAS No. 115 unrealized gains and losses for available-for-sale securities are excluded from earnings, and reported net of deferred income taxes, as a separate component of stockholder’s equity, unless the loss is classified as other than a temporary decline in market value.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 28, 2006 and 2005.

	2006	2005

Net Income (loss)	$3,706	$11,780

Weighted-average common shares
outstanding (Basic)	13,226,592	11,268,156

Weighted-average common stock
equivalents
Stock options	-	-
Warrants	1,200,000	-

Weighted-average common shares
outstanding (Diluted)	14,426,592	11,268,156

There were no stock options available at May 31, 2006 and 2005.  The Company has warrants outstanding for 1,200,000 shares of the Company’s common stock at May 31, 2006.

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

In May 2005, the FASB issued FAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle.  The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.  FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method.  FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005.  The Company plans to adopt FAS 154 beginning January 1, 2006.  Because FAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (continued)

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

NOTE 3-

ACCOUNTS RECEIVABLE

Accounts receivable represent the funds due to the Company for services performed or to be performed.  Accounts receivable are evaluated for potential uncollectible amounts and are reduced for any existing bad debts. Accounts receivable, net of allowances was $205,224 and $0 at May 31, 2006 and 2005.

Accounts receivable as of May 31,
	2006	2005
Accounts receivable	$205,224	$-
Less:
Allowance for doubtful accounts	-	-
Bad debt expense	-	-
	$205,224	$-

NOTE 4-

INVESTMENTS

The following is a summary of investments at May 31, 2006 at fair market value:

2006
Portfolio of common stocks
trading on the OTC: BB
at fair market value	$106,352

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

NOTE 4-

INVESTMENTS (CONTINUED)

 The marketable securities depreciated $32,889 for the three months ended May 31, 2006.  There were sales of investments during the period, which resulted in a net realized loss of $38,774. Additionally, no amounts were reclassified out of accumulated other comprehensive income/(loss) for the periods presented.

NOTE 5-

DEPOSITS

The Company has made an offer to acquire a company for purposes of expanding their revenue base.  As part of the acquisition, the Company placed deposits of $1,026,005 for closing the transaction.  The Company also has a $20,000 deposit on Key Man insurance for the President of the Company.

NOTE 6-

GOODWILL

In the acquisition of Monarch Human Resources (See Note 14), the Company recorded goodwill in the amount of $691,773.  The Company has performed an analysis of the goodwill amount, and has determined that no impairment is necessary at May 31, 2006.  The goodwill will be tested annually for impairment.

NOTE 7-

DEFERRED REVENUE

The Company received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  The Company earned $23,572 during the six month period ended May 31, 2006.  The balance has been deferred until earned.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

NOTE 9-

LONG-TERM DEBT

The Company negotiated a note with North Fork Bank in the amount of $75,000.  The loan is a four-year loan with an interest rate of 8.75%.  The proceeds were used for operating expenses prior to the revenue stream realized with the acquisition of Monarch Human Resources (See Note 14).  The balance at May 31, 2006 was $57,006.

The Company has a loan outstanding with the former owners of Monarch Human Resources.  The loan is a two-year loan with an interest rate of 6%.  The principle balance at May 31, 2006 was $109,896.

Principal maturities of the debt over the next five years are as follows:

As of May 31,

2007	$94,127
2008	50,984
2009	21,791
2010	-
2011	-

$166,902

NOTE 10-

LOAN PAYABLE -OFFICER

Since inception, Mr. Arthur Viola has contributed a net $136,655 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  However, Mr. Viola has assured the Company that he will not demand payment within the next 12 months.  As such, the loan has been classified as a long-term liability.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006 AND 2005

NOTE 11-

STOCKHOLDERS’ EQUITY

The Company, has 20,000,000 authorized shares of preferred stock. There are no shares issued and outstanding.

The Company has 100,000,000 common shares authorized at May 31, 2006. There were 13,292,974 shares issued and outstanding at May 31, 2006.

The Company issued 239,250 shares of common stock in exchange for services rendered for the six months ended May 31, 2006.  The shares were issued at fair value.  The total value assigned to these shares was $159,035.

NOTE 12-

GOING CONCERN

The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the years ended May 31, 2006 and 2005, and has an accumulated deficit. However, the Company has realized its first revenue stream and emerged out of the development stage. Presently, with the acquisition subsequent to the close of the period end the Company has the revenue stream necessary to operate and develop its business. Since this is newly acquired business, we cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 13-

RELATED PARTY TRANSACTIONS

The Company has utilized office space at no charge from its President, Mr. Arthur Viola.

 NOTE 14-

SUBSEQUENT EVENT

On June 1, 2006, the Company entered into an agreement with Cosmo/Mazel Temps Corporations for the purpose of acquiring the rights to their current business activity and trade name.  The company did not agree to assume any liabilities. The agreement provides a base purchase price of $1,283,580 and a contingent purchase price of an additional $216,420 to be paid out over a two year earn out period with an additional contingent purchase price of an additional $500,000 provided certain cumulative consolidated gross profit milestones are met. The initial price included $950,000 at closing current recorded as deposit on business purchase.

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

Overview

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client com-panies. We received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006. This contract represented the first revenues for these services. Our merchant banking plans include an in-house equity-funding program in which it intends to finance the growth of client and payroll service companies, as well as purchase equity in small public companies. As of July 24, 2006, the sole cli-ent of our merchant banking is our staffing subsidiary, Infe Human Resources of New York, Inc. However, Infe intends to pursue the growth of the merchant banking business within the next twelve months. Infe does not intend to reg-ister under the Investment Company Act of 1940, but rather intends to operate its merchant banking division within allowable exemptions from registration.

Through our wholly owned subsidiary, Infe-Human Resources of New York, Inc., we conduct part of our employment-staffing services. The staffing services includes both temporary and permanent placement for both professional and non-professional employment.

Through our wholly owned subsidiary, Infe-Human Resources-Unity, Inc. we conduct additional employment staffing services.

On June 1, 2006 Infe-Human Resources-Unity, Inc. purchased the assets and business operations of Cosmo Temp, Inc. and Mazel Temp, Inc. both of which are employee-staffing companies.

The growth of the first quarter 2006 continued throughout the second quarter. Revenues grew significantly. Sales and earnings have enabled the company to move from a development to a business stage company. This internal growth has eliminated the need, currently, for costly accounts receivable financing. During the second quarter 2006, wholly owned Daniels Corporate Advisory Company, Inc. provided strategic management consulting in the capacity of senior management for all the staffing subsidiaries with regard to short and long term corporate planning, finance, operating strategies and acquisitions. The efforts of the Daniels Corporate Advisory team have spurred tremendous growth and financial results for the staffing subsidiaries. Moreover, although the Company sustained a net loss for the six month period ending May 31, 2006, it realized net income for the three month period ending May 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005

REVENUES

Revenues were $1,124,571 for the three months ended MAY 31, 2006, as compared to $0 for the three months ended MAY 31, 2005. The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  Operating revenues from two of those acquisitions are reflected in the period ended May 31, 2006.  In addition, the Company recognized a portion of previously deferred revenue from its business consulting division during this period.

OPERATING EXPENSES

Operating expenses for the three months ended MAY 31, 2006 were $1,121,947 compared to $35,500 for the three months ended MAY 31, 2005. This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.  In addition, the Company sustained large professional fees associated with the acquisitions, and with work associated with the Company’s registration statement on form SB-2 which was initially filed February 3, 2006.

GAIN (LOSS) FROM OPERATIONS

Gain from operations for the three months ended MAY 31, 2006 was $2,624 compared to a loss from operation of ($35,500) for the three months ended MAY 31, 2005.

INTEREST EXPENSE

Interest expense was $5,776 and $0 for the three months ended MAY 31, 2006 and 2005, respectively. This was primarily attributable to interest on the Company’s outstanding note with North Fork Bank and an outstanding note to the former owner’s of Monarch Human Resources, Inc., related one of the Company’s recent acquisitions.

INTEREST INCOME

Interest income was $9,938 and $0 for the three months ended MAY 31, 2006 and 2005 respectively.  This was primarily attributed to interest earned on the Company’s cash bank accounts.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was ($31,988) for the three months ended MAY 31, 2006, compared to net income of $50,330 for the three months ended MAY 31, 2005. Although the Company realized net operation income during the three months ended MAY 31, 2005 it recognized a non-recurring loss of ($38,774) from the sale of marketable securities during the same period.  In addition, although the Company realized a net operating loss for the three months ended MAY 31, 2005 it recognized a gain of $85,830 from the sale of marketable securities during that period.  Net loss per common share was ($0.00) for the three months ended MAY 31, 2006 and $0.00 for the three months ended MAY 31, 2005.

SIX MONTHS ENDED MAY 31, 2006 COMPARED TO SIX MONTHS ENDED MAY 31, 2005

REVENUES

Revenues were $1,812,503 for the six months ended MAY 31, 2006, as compared to $0 for the six months ended MAY 31, 2005. The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  Operating revenues from two of those acquisitions are reflected in the period ended May 31, 2006.  In addition, the Company recognized $23,572 of previously deferred revenue from its business consulting division during this period.

OPERATING EXPENSES

Operating expenses for the six months ended MAY 31, 2006 were $1,959,253 compared to $39,000 for the six months ended MAY 31, 2005. This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.  In addition, the Company sustained large professional fees associated with the acquisitions, and with work associated with the Company’s registration statement on form SB-2 which was initially filed February 3, 2006.

LOSS FROM OPERATIONS

Loss from operations for the six months ended MAY 31, 2006 was $146,750 compared to $39,000 for the six months ended MAY 31, 2005.

INTEREST EXPENSE

Interest expense was $5,776 and $0 for the six months ended MAY 31, 2006 and 2005, respectively. This was primarily attributable to interest on the Company’s outstanding note with North Fork Bank and an outstanding note to the former owner’s of Monarch Human Resources, Inc., related one of the Company’s recent acquisitions.

INTEREST INCOME

Interest income was $10,637 and $0 for the three months ended MAY 31, 2006 and 2005 respectively.  This was primarily attributed to interest earned on the Company’s cash bank accounts.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to Common Stock was $3,706 for the six months ended MAY 31, 2006, compared to net income of $11,780 for the six months ended MAY 31, 2005. Although the Company realized a net operating loss during the six months ended MAY 31, 2005 it recognized a gain of $145,595 from the sale of marketable securities during the same period.  In addition, although the Company realized a net operating loss for the six months ended MAY 31, 2005 it recognized a gain of $50,780 from the sale of marketable securities during that period.  Net income (loss) per common share was $0.00 for the six months ended MAY 31, 2006 and $0.00 for the six months ended MAY 31, 2005.

Liquidity And Capital Resources

Our financial statements are prepared on a going-concern basis, which assumes that we will realize our assets and discharge its liabilities in the normal course of business. However, our cash flows for 2006 are currently projected to be insufficient to finance projected operations, without funding from other sources. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management's plans for this uncertainty include increasing our revenue both internally and through acquisition, as well as by raising additional capital from external sources if necessary. Management may also liquidate some of the marketable securities that we own. There can be no assurance that management will be successful in these plans. Accordingly, the accompanying financial statements do not include any adjustments that may arise from the uncertainty surrounding our ability to continue as a going concern.

During the six months ended May 31, 2006, we used $1,174,933 of cash for operating activities. This was primarily due to our operations in the staffing business, including increased accounts receivable, prepaid expenses and deposits.  Cash used in investing activities amounted to $776,589 for the six months ended May 31, 2006.  This was primarily due to cash used in acquisitions.  Our commitments for capital expenditures and leasing commitments include our month-to-month lease of our corporate office in New York, a month to month lease for a small office in New Jersey, which was the former Express Employment Agency office and a three year lease for offices in New Jersey which were the former  Mazel Temp and Cosmo Temp offices.  In addition, the Company has obligations associated with its outstanding Secured Convertible Promissory Notes and Notes payable associated with its recent acquisitions.

We received $1,028,457 from financing activities for the six months ended May 31, 2006.   As of May 31, 2006, we had cash or cash equivalents of $266,629 and had marketable securities of $106,352.

Subsequent Events

On June 1, 2006, we closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing we paid $950,000 and undertook the obligation to pay an additional $333,580 over the next twelve months payable $83,395 per quarter.  We believe that cash from operations will be sufficient to pay these obligations. Management intends to set aside a reserve sufficient to meet the required payments.  We reported the foregoing acquisition on Form 8-K filed at the SEC on June 2, 2006.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

•

an obligation under a guarantee contract;

•

a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

•

an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

ITEM 3.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weakness in our internal controls:

A material weakness exists as of November 30, 2005, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet and Statement of Cash Flows, which resulted in misstatements therein.  The proceeds of secured convertible notes and related financing costs were not appropriately classified as liabilities and other assets on the Consolidated Balance Sheet and the related financing cash in flows and outflows on the Statement of Cash Flows.  In addition, net realizable gains from the sale of securities were not appropriately reported as operating cash flows in our Consolidated Statement of Cash Flows.

In order to remediate these material weaknesses in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements.  We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to, and our properties are not the subject of, any material pending legal proceeding nor to our knowledge, are any such legal proceedings threatened against us.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS

On November 30, 2005, we entered into a Securities Purchase Agreement with four investors pursuant to which they have the right to acquire 8% callable secured convertible notes (the "Convertible Notes") in the aggregate principal amount of $3,000,000, together with Stock Purchase Warrants (the "Warrants") to acquire 1,200,000 shares of Infe's common stock. Infe issued additional warrants to acquire 400,000 shares of Infe's common stock to intermediaries in the transaction.  The warrants to purchase 400,000 shares were issued to Eric Noveshim and Dutchess Capital Advisors.  Simultaneously with the entry into these Securities Purchase Agreements, on November 30, 2005, the four investors each purchased secured convertible notes for an aggregate of $1,250,000.  On February 14, 2006, the four investors each purchased additional secured convertible notes for an aggregate of $750,000. The Securities were not registered under applicable securities laws and were sold in reliance on an exemption from such registration. Each of the purchasers is an "accredited investor" and we believe that the issuance and sale of the Convertible Notes qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.

OTHER INFORMATION

On February 3, 2006, we filed with the SEC a Registration Statement on Form SB-2 whereby we registered for resale certain securities purchased by various investors pursuant to the Securities Purchase Agreement dated November 30, 2005.  On July 19, 2006 we filed an Amended Registration Statement on Form SB-2 and are awaiting SEC comments.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number

Description of Document

------

-----------------------

2.01

Stock Purchase Agreement with Monarch Human Resources, Inc. dated December 20, 2005. *

2.02

Asset Purchase Agreement between Infe Human Resources – Unity, Inc. and Cosmo Temp, Inc. and Mazel Temp, Inc. dated June 1, 2006*

3(i).1

Articles of Incorporation*

3(ii)

Amended and Restated By-Laws*

10.1

Securities Purchase Agreement*

10.2           Security Agreement*

10.3

Form of Stock Purchase Warrant*

10.4

Registration Rights Agreement. *

10.5

Form of Callable Secured Convertible Note*

10.6

Intellectual Property Agreement*

10.7

Asset Purchase Agreement between Infe Human Resources of New York, Inc. and Express Employment Agency Corporation*

10.8

Employment Agreement between Infe Human Resources of New York, Inc. and Felix Pena*

10.9

Employment Agreement between Infe Human Resources – Unity, Inc. and Ludin Pierre dated June 1, 2006*

10.10

Lease between Infe Human Resources – Unity, Inc. and Ludin Peirre dated June 1, 2006*

31.1      Certification pursuant to Sarbanes-Oxley Section 302

32.1      Certification pursuant to 18 U.S.C. Section 1350

  *

Previously filed with Form SB-2/A on July 19, 2006

 (b) Reports on Form 8-K

•

On March 13, 2006, we reported on Form 8-K the filing of the audited financial statements in connection with the acquisition of Monarch Human Resources, Inc. previously reported on Form 8-K on December 20, 2005.

•

On March 28, 2006 we reported on Form 8-K the acquisition of Express Employment Agency Corporation pursuant to that certain Asset Purchase Agreement of same date.

•

On June 2, 2006, we reported on Form 8-K the acquisition of Cosmo Temp, Inc., a New Jersey corporation and Mazel Temp, Inc., a New York corporation.

•

On June 29, 2006, we reported on Form 8-K that on November 30, 2005, it entered into a Securities Purchase Agreement with various investors pursuant to which they acquired convertible promissory notes together with Stock Purchase Warrants.

•

On July 5, 2006, we filed a Form 8-K/A amending the Form 8-K filed on June 29, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 2006

INFE-Human Resources, Inc.

By: /s/ Arthur Viola

     ------------------------------

Name:    Arthur Viola

Title:   Chief Executive Officer,

         Sole Director and Principal

         Financial Officer