Form 10QSB
period 2006-08-31
INFE HUMAN RESOURCES INC
filed 2006-10-25
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ ]      No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]

No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,892,974 shares outstanding as of October 24, 2006.

Transitional Small Business Disclosure Format.

(check one) Yes [  ]

No [X]

INFE-HUMAN RESOURCES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page                         Part I – FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . .4

Item 2.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.

CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Part II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3.

DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 5.

OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6.

EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CASH FLOW STATEMENT

ASSETS

CURRENT ASSETS	
Cash and Cash Equivalents	$ 188,176
Accounts Receivable	656,044
Marketable Securities	43,825
Financing cost, current portion	70,000
Prepaid Expenses	273,255
Total Current Assets	1,231,300
Fixed Assets, net	37,876
OTHER ASSETS	
Deposits	20,000
Goodwill	1,711,902
Financing Costs	227,500
Organizational Costs	15,021
Total Other Assets	1,974,423
TOTAL ASSETS	$ 3,243,599

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES	
Accounts Payable and accrued expenses	$ 382,907
Convertible Notes, net	1,992,500
Notes Payable, current portion	574,141
Deferred Revenue	13,749
Total Current Liabilities	2,963,297
LONG-TERM LIABILITIES	
Notes Payable, net of current portion	173,393
Shareholder Loan Payable	130,555
Total Long Term Liabilities	303,948
STOCKHOLDERS' EQUITY	
Preferred Stock, $.001 par value; 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $001 par value; 100,000,000 shares authorized, 13,892,974 issued and outstanding	13,893
Accumulated Deficit	(783,077)
Additional paid in capital - warrants	7,500
Accumulated other comprehensive (loss)	(85,819)
Additional paid-in-capital	823,857
Total stockholders' equity	(23,646)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,243,599

For the Nine Months Ended		For the Three Months Ended	
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
REVENUES	$ 4,487,264	$ -	$ 2,741,519	$ -
COST OF SALES	3,501,218	-	2,040,430	-
GROSS PROFIT	986,046	-	701,089	-
OPERATING EXPENSES				
Professional Fees	99,796	55,665	80,026	16,665
Operating Expenses	542,256	59,456	340,179	59,456
Impairment of Goodwill	499,871		499,871	
Start up consulting fees	207,700	-	-	-
Depreciation	1,328	-	872	-
Total operating expenses	1,350,951	115,121	920,948	76,121
OPERATING (LOSS) BEFORE OTHER INCOME AND (EXPENSE)	(364,905)	(115,121)	(219,859)	(76,121)
Realized Gain (Loss) From Securities	103,577	51,894	(42,018)	1,114
Interest Income	10,667	-	29	-
Interest Expense	(11,766)	-	(4,285)	-
Total other income and (expenses)	102,478	51,894	(46,274)	1,114
NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(262,427)	(63,227)	(266,133)	(75,007)
Provision for income taxes	-	-	-	-
NET (LOSS)	$ (262,427)	$ (63,227)	$ (266,133)	$ (75,007)
BASIC (LOSS) PER SHARE	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)
DILUTED (LOSS) PER SHARE	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (BASIC)	13,450,341	11,426,462	13,892,974	11,802,676
WEIGHTED AVERAGE NUMBER OF COMMON SHARES (DILUTED)	14,650,341	11,426,462	15,092,974	11,802,676

INFe - HUMAN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	Aug 06	Aug 05
CASH FLOWS FROM OPERATING ACTIVITIES		
Net (loss)	$ (262,427)	$ (63,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:		
Common stock issued for services	199,105	41,250
Common stock held in escrow	20,000	
Common stock issued for compensation	52,500	50,000
Amortization	1,328	-
Depreciation	-	-
Changes in assets and liabilities:		
Decrease (Increase) in accounts receivable	(636,044)	-
Decrease (Increase) in prepaid expenses	(273,255)	-
Decrease (Increase) in deposits	15,000	-
(Decrease) Increase in accounts payable	82,907	-
(Decrease) increase in deferred revenue	(35,358)	-
Total adjustments	(573,817)	91,250
Net cash provided by (used in) operating activities	(836,244)	28,023
CASH FLOWS FROM INVESTING ACTIVITIES		
Acquisition of business	(1,711,902)	-
Unrealized loss on securities	(2,136)	(39,251)
Acquisition of property and equipment	(39,204)	11,095
Organizational costs	(15,021)	-
Net cash (used in) investing activities	(1,768,263)	(28,156)
CASH FLOWS FROM FINANCING ACTIVITIES		
Proceeds from officer loan payable	105,455	10,600
Proceeds from long-term debt, net	747,534	
Proceeds from convertible note payable	750,000	-
Net cash provided by financing activities	1,602,989	10,600
INCREASE IN CASH AND CASH EQUIVALENTS	(1,001,518)	10,467
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,189,694	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 188,176	$ 10,467
Cash paid during the period for:		
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:		
Common stock issued for services	$ 199,105	$ 41,250
Common stock held in escrow	$ 20,000	$ -
Common stock issued for compensation	$ 20,000	$ 50,000
Unrealized gain (loss) on securities - net	$ (2,136)	$ (39,251)

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

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

On December 20, 2005 the Company’s wholly owned subsidiary INfe Human Resources of New York purchased all of the outstanding shares of Monarch Human Resources and includes all transactions of this company as part of these consolidated statements.

On June 1, 2006 the Company’s wholly owned subsidiary INfe Human Resources - Unity Inc. purchased Cosmo/Mazel Temps Corporations for the purpose of acquiring the rights to their current business activity and trade name.  The company did not agree to assume any liabilities and includes all of its transactions as part of these consolidated statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash and cash equivalents. The Company maintains it cash accounts at one (1) financial institution, and the funds are insured to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At August 31, 2006, the Company had a cash concentration risk of $40,819.

Financing Fees

The Company paid a fee in the amount of $350,000 in association with the convertible note payable (See Note 8).  The fee is being amortized over the life of the loan.  Amortization in the amount of $52,500 and $0 was recorded for the nine months ended August 31, 2006 and 2005, respectively.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2006 and 2005.

	2006	2005

Net Income (loss)	$(222,427)	$(63,227)

Weighted-average common shares
outstanding (Basic)	13,248,881	11,426,462

Weighted-average common stock
equivalents
Stock options	-	-
Warrants	1,200,000	-

Weighted-average common shares
outstanding (Diluted)	14,448,881	11,426,462

There were no stock options available at August 31, 2006 and 2005.  The Company has warrants outstanding for 1,200,000 shares of the Company’s common stock at August 31, 2006.

  INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

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

NOTE 3-    ACCOUNTS RECEIVABLE

Accounts receivable represent the funds due to the Company for services performed or to be performed.  Accounts receivable are evaluated for potential uncollectible amounts and are reduced for any existing bad debts. Accounts receivable, net of allowances was $656,044 and $0 at August 31, 2006 and 2005.

Accounts receivable as of August 31,
	2006	2005
Accounts receivable :Less	$656,044	$-
Allowance for doubtful accounts	-	-
Bad debt expense	-	-
	$656,044	$-

NOTE 4-    INVESTMENTS

The following is a summary of investments at August 31, 2006 at fair market value:

2006
Portfolio of common stocks
trading on the OTC: BB
at fair market value	$43,825

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

NOTE 4-    INVESTMENTS (CONTINUED)

 The marketable securities depreciated $20,508 for the three months ended August 31, 2006.  There were sales of investments during the period, which resulted in a net realized loss of $42,019. Additionally, no amounts were reclassified out of accumulated other comprehensive income/(loss) for the periods presented.

NOTE 5-    DEPOSITS

The Company also has a $20,000 deposit on Key Man insurance for the President of the Company.

NOTE 6-    GOODWILL

In the acquisitions of Monarch Human Resources, the Company recorded goodwill in the amount of $691,773 and with the acquisition of Cosmo/Mazel the company recorded additional goodwill of $1,283,580.  The Company has performed an analysis of the goodwill amount, and has determined that goodwill at August 31, 2006 should be impaired by $499,871, to have goodwill stated at its fair value.  The goodwill will be tested annually for impairment.

NOTE 7-    DEFERRED REVENUE

The Company received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  The Company earned $35,358 during the nine month period ended August 31, 2006.  The balance has been deferred until earned.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

NOTE 9-    LONG-TERM DEBT

The Company negotiated a note with North Fork Bank in the amount of $75,000.  The loan is a four-year loan with an interest rate of 8.75%.  The proceeds were used for operating expenses prior to the revenue stream realized with the acquisition of Monarch Human Resources.  The balance at August 31, 2006 was $52,266.

The Company has a loan outstanding with the former owner of Cosmo/Mazel.  The loan is twelve months loan without a stated interest rate.  The principle balance at August 31, 2006 was $333,580.

The Company has a loan outstanding with the former owner of Monarch Human Resources.  The loan is an eighteen-month loan with an interest rate of 6%.  The principle balance at August 31, 2006 was $85,268.

Principal maturities of the debt over the next five years are as follows:

As of August 31,

2007	$449,618
2008	64,445
2009	17,051
2010	-
2011	-

$531,114

NOTE 10-    LOAN PAYABLE -OFFICER

Since inception, Mr. Arthur Viola has contributed a net $130,555 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms. However, Mr. Viola has assured the Company that he will not demand payment within the next 12 months.  As such, the loan has been classified as a long-term liability.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005

NOTE 11-  STOCKHOLDERS’ EQUITY

The Company, has 20,000,000 authorized shares of preferred stock. There are no shares issued and outstanding.

The Company has 100,000,000 common shares authorized at August 31, 2006. There were 13,292,974 shares issued and outstanding at August 31, 2006.

The Company issued 239,250 shares of common stock in exchange for services rendered for the nine months ended August 31, 2006. The shares were issued at fair value. The total value assigned to these shares was $159,035.

NOTE 12-  GOING CONCERN

The accompanying condensed consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred cumulative net losses for the years ended August 31, 2006 and 2005, and has an accumulated deficit. However, the Company has realized its first revenue stream and emerged out of the development stage. Presently, with the acquisition subsequent to the close of the period end the Company has the revenue stream necessary to operate and develop its business. Since this is newly acquired business, we cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

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

Overview

INFe- Human Resources, Inc. was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the over the counter bulletin board through October 31, 2003.  On October 21, 2003, the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a Nevada company formed on May 2, 2002. Daniels Corporate Advisory Company, Inc. has thereafter been a wholly owned subsidiary of Infe.  On December 14, 2005, we formed Infe-Human Resources of New York, Inc., in Nevada to operate a staffing services division.  Infe-Human Resources of New York, Inc. is a wholly owned subsidiary.  On January 19, 2006, we formed Infe-Human Resources-Unity, Inc. in Nevada to operate additional staffing services.  Infe Human Resources-Unity, Inc is a wholly owned subsidiary.  In addition, Monarch Human Resources, Inc. is a wholly owned subsidiary of Infe Human Resources of New York, Inc. and Empire Staffing, Inc. is a wholly owned subsidiary of Monarch Human Resources, Inc.

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies. We received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  This contract represented the first revenues for these services. Our merchant banking plans include an in-house equity-funding program in which it intends to finance the growth of client and payroll service companies, as well as purchase equity in small public companies. The in-house equity funding program resulted in a gain of $103,577 from the sale of investment securities for the nine months ended August 31, 2006. As of October 24, 2006, the sole clients of our merchant banking division are our staffing subsidiaries, Infe Human Resources of New York, Inc., its subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc. and Infe Human Resources- Unity, Inc.  However, Infe intends to pursue the growth of the merchant banking business within the next twelve months.  Infe does not intend to register under the Investment Company Act of 1940, but rather intends to operate its merchant banking division within allowable exemptions from registration.

Through our wholly owned subsidiary, Infe-Human Resources of New York, Inc., we conduct part of our employment-staffing services. The staffing services includes both temporary and permanent placement for both professional and non-professional employment.  Infe Human Resources of New York, Inc. operates through two wholly owned subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc.  Also, through our wholly owned subsidiary, Infe-Human Resources-Unity, Inc. we conduct additional employment staffing services.

On June 1, 2006 Infe-Human Resources-Unity, Inc. purchased the assets and business operations of Cosmo Temp, Inc. and Mazel Temp, Inc. both of which are employee-staffing companies.  The Company formed Infe Human Resources-Unity, Inc. to acquire Cosmo Temp and Mazel Temp, rather than utilize the already operating Infe Human Resources of New York, due to certain future performance based provisions related to the consideration to be paid for the assets and business operations of Cosmo Temp and Mazel Temp.

For the quarter ending August 31, 2006, the Company had Revenues of $2,741,519 versus $ 0 – in the year earlier period.  And for the nine months ending, August 31, 2006 revenues were $4,487,264 versus $ - 0 – in the corresponding year early period.  The Company believes that the management and guidance provided to the staffing subsidiaries including assistance in acquisitions, by Daniels Corporate Advisory Company, Inc. (“Daniels”) assisted the Company in generating this large change in revenues in a short period of time.  As is consistent with a Company with large growth and multiple acquisitions, the Company has had to incur a large increase in expenditures in a short period of time, and importantly, has had to make adjustments to goodwill associated with the acquisitions.  In accordance with generally accepted accounting principles, the Company is required to analyze for impairment and adjust goodwill associated with acquisitions on a yearly basis.  The Company recognized an impairment to goodwill for the three months ended August 31, 2006 of $499,871.  In accordance with generally accepted accounting principles, impairments to goodwill, like depreciation, are considered operating expenses.  Accordingly, the Company has a net loss of $266,133 for the three months ending August 31, 2006 and $262,427 for the nine months ending August 31, 2006.

However, the Company believes that through consolidation of general and administrative expenditures, and a decrease in non cash related adjustments, such as goodwill, the Company will be profitable based on its revenues.  From December 2005, through June 1, 2006, Daniels assisted the Company in executing three roll-up acquisitions and one “add- on” acquisition, to amass potential sales – on a yearly, run rate basis - of $10 Million.  The Daniels subsidiary brought the Company from Development Stage to a full-fledged operating entity, through its creation and management of a strategic growth plan that is expected to produce significant prospects for further growth – by internal and external means.

Daniels developed and implemented the Staffing Company Roll-up for its parent, INfe Human Resources, Inc., as a “pilot project” in order to advance and publicize in-house consulting and senior management expertise.  In general, Corporate Consulting Assignments have as a primary aim - for a client company to advance from the OTC:BB to the American Stock Exchange through a leveraged acquisition/roll-up strategy. Equity financing for acquisition down payment amounts – in some cases – comes through the placement of “IFHR” stock and the subsequent investment of these funds – by our “in-house investment fund” - into the client company.

It is our plan that the future profits from Corporate Consulting Assignments will be invested in the expansion of the wholly-owned Consolidated Staffing Companies through direct acquisition of additional, diversified companies in specific growth niches and through the development of “add- on” services that can be marketed down the same client/employee pipeline.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2005

REVENUES

Revenues were $2,741,519 for the three months ended AUGUST 31, 2006, as compared to $0 for the three months ended AUGUST 31, 2005. The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  Moreover, the Company recognized a portion of previously deferred revenue from its business consulting division during this period.

COST OF SALES

Cost of sales were $2,040,430 for the three months ended August 31, 2006 compared to $0 for the three months ended AUGUST 31, 2005.

OPERATING EXPENSES

Operating expenses for the three months ended AUGUST 31, 2006 were $1,350,951 compared to $0 for the three months ended AUGUST 31, 2005. This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.  In addition, the Company has increased professional fees associated with an operating business. Moreover, and significantly, the Company recognized a goodwill impairment in the amount of $499,871 in the three months ended August 31, 2006.  As is consistent with acquisitions, a portion of the acquisition price is attributed to goodwill.  In accordance with generally accepted accounting principles, the Company is required to analyze goodwill on a yearly basis for impairment. However, the Company believes that in the future through the consolidation of general and administrative expenditures, and a decrease in non cash related adjustments, such as goodwill, the Company will be profitable based on its revenues

LOSS FROM OPERATIONS

Loss from operations for the three months ended AUGUST 31, 2006 was $219,859 compared to a loss from operation of $76,121 for the three months ended AUGUST 31, 2005.

REALIZED GAIN (LOSS) FROM INVESTMENT SECURITIES.

Loss from the sale of investment securities was ($42,018) for the three months ended August 31, 2006 compared to a gain of $1,114 for the three months ended August 31, 2005.

INTEREST EXPENSE

Interest expense was $4,285 and $0 for the three months ended AUGUST 31, 2006 and 2005, respectively. This was primarily attributable to interest on the Company’s outstanding note with North Fork Bank and an outstanding note to the former owner’s of Monarch Human Resources, Inc., Cosmo Temp and Mazel Temp related to the Company’s recent acquisitions.

INTEREST INCOME

Interest income was $29 and $0 for the three months ended AUGUST 31, 2006 and 2005 respectively.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $266,133 for the three months ended AUGUST 31, 2006, compared to $75,007 for the three months ended AUGUST 31, 2005. Net loss per common share was $.02 for the three months ended AUGUST 31, 2006 and $0.01 for the three months ended AUGUST 31, 2005.

NINE MONTHS ENDED AUGUST 31, 2006 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2005

REVENUES

Revenues were $4,487,264 for the nine months ended AUGUST 31, 2006, as compared to $0 for the nine months ended AUGUST 31, 2005. The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  In addition, the Company recognized $35,358 of previously deferred revenue from its business consulting division during this period.

COST OF SALES

Cost of sales were $3,501,218 for the nine months ended August 31, 2006 compared to $0 for the nine months ended AUGUST 31, 2005.

OPERATING EXPENSES

Operating expenses for the nine months ended AUGUST 31, 2006 were $1,350,951 compared to $115,121 for the nine months ended AUGUST 31, 2005. This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.  In addition, the Company sustained large professional fees associated with the acquisitions, and with work associated with the Company’s registration statement on form SB-2 which was initially filed February 3, 2006.   Moreover, and significantly, the Company recognized a goodwill impairment in the amount of $499,871 in the three months ended August 31, 2005.  As is consistent with acquisitions, a portion of the acquisition price is attributed to goodwill.  In accordance with generally accepted accounting principles, the Company is required to analyze goodwill on a yearly basis for impairment. Also significantly, the Company recognized a one time start up consulting fee of $207,700 for the nine months ended August 31, 2006. However, the Company believes that in the future through the consolidation of general and administrative expenditures, and a decrease in non cash related adjustments, such as goodwill, the Company will be profitable based on its revenues.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended AUGUST 31, 2006 was $364,905 compared to $115,121 for the nine months ended AUGUST 31, 2005.

REALIZED GAIN FROM INVESTMENT SECURITIES.

Gain from the sale of investment securities was $103,577 for the nine months ended August 31, 2006 compared to a gain of $51,894 for the nine months ended August 31, 2005.

INTEREST EXPENSE

Interest expense was $11,766 and $0 for the nine months ended AUGUST 31, 2006 and 2005, respectively. This was primarily attributable to interest on the Company’s outstanding note with North Fork Bank and an outstanding note to the former owner’s of Monarch Human Resources, Inc., and Cosmo Temp and Mazel Temp related to the Company’s recent acquisitions.

INTEREST INCOME

Interest income was $10,667 and $0 for the nine months ended AUGUST 31, 2006 and 2005 respectively.  This was primarily attributed to interest earned on the Company’s cash bank accounts.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $262,427 for the nine months ended AUGUST 31, 2006, compared to $63,227 for the nine months ended AUGUST 31, 2005. Net loss per common share was $0.02 for the nine months ended AUGUST 31, 2006 and $0.01 for the nine months ended AUGUST 31, 2005.

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

In addition, management intends to utilize accounts receivable financing and has been in negotiations with an entity to accomplish this goal.

During the nine months ended AUGUST 31, 2006, we used $836,244 of cash for operating activities. This was primarily due to our operations in the staffing business, including increased accounts receivable, prepaid expenses and deposits.  Cash used in investing activities amounted to $1,768,263 for the nine months ended AUGUST 31, 2006.  This was primarily due to cash used in acquisitions.

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

We received $1,602,989 from financing activities for the nine months ended AUGUST 31, 2006.   As of AUGUST 31, 2006, we had cash or cash equivalents of $188,176 and had marketable securities of $43,825.

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

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weaknesses in our internal controls:

A material weakness exists as of August 31, 2006 with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of August 31, 2006, in controls over closing procedures due to a number of adjust-ments made at the end of the year period. There were deficien-cies in the analysis and reconciliation of general ledger ac-counts which were indicative of a material weakness on controls over closing procedures, including the (a) recognition of ex-penses in appropriate periods, and (b) the accounting and re-porting of capital transactions.

In addition, a material weakness exists as of August 31, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet and Statement of Cash Flows, which resulted in misstatements therein.  The proceeds of secured convertible notes and related financing costs were not appropriately classified as liabilities and other assets on the Consolidated Balance Sheet and the related financing cash inflows and outflows on the Statement of Cash Flows.  In addition, net realizable gains from the sale of securities were not appropriately reported as operating cash flows in our Consolidated Statement of Cash Flows.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS

None

Item 3.

DEFAULTS UPON SENIOR SECURITIES

We are currently in default on our obligations related to our 8% convertible Notes, AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  In particular, under the registration rights agreement, if the registration statement on Form SB-2 is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the 8% callable secured convertible debenture holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  For example, if the registration statement had become effective July 30, 2006, we would pay $5,000 for each $250,000 debenture outstanding.  If thereafter, sales could not be made pursuant to the Registration Statement for an additional period of one (1) month, the Company would pay an additional $5,000 for each $250,000 of Outstanding Principal Amount.   Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default.  Accordingly, the Company’s failure to make this registration effective could result in the assessment of liquidated damages in the amount of $40,000 per month against Infe beginning July 30, 2006.

Furthermore, a breach of the representations and warranties contained in the Securities Purchase Agreement related to the 8% convertible Notes, exposes us to liquidated damages in the amount of, three percent (3%) of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months, in cash or shares at the option of the Company.  Section 3.x of the Securities Purchase Agreement contains a representation that the Company did not receive a qualified opinion from its auditors with respect to its most recent fiscal year end.  The report dated January 13, 2006 of our auditor contains a qualified opinion and accordingly we are in default of this provision.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.

OTHER INFORMATION

On February 3, 2006, we filed with the SEC a Registration Statement on Form SB-2 whereby we registered for resale certain securities purchased by various investors pursuant to the Securities Purchase Agreement dated November 30, 2005.  On August 1, 2006 we filed the third Amended Registration Statement on Form SB-2.  On August 31, 2006 we received SEC comments and are currently working on the fourth Amended Registration Statement.

Item 6.

EXHIBITS

Exhibit

Number

Description of Document

------

-----------------------

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 24, 2006

INFE-Human Resources, Inc.

By: /s/ Arthur Viola

     ------------------------------

Name:    Arthur Viola

Title:   Chief Executive Officer,

         Sole Director and Principal

         Financial Officer