Form 10QSB/A
period 2006-08-31
INFE HUMAN RESOURCES INC
filed 2006-10-31
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

(check one) Yes [  ]

No [X]

This Amended 10-QSB has been filed to include the final notes to the financial statements. A pre-filing draft was inadvetently included in the original filing.

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

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2006 and 2005.

	2006	2005

Net Income (loss)	$(262,427)	$(63,227)

Weighted-average common shares
outstanding (Basic)	13,450,341	11,426,462

Weighted-average common stock
equivalents
Stock options	-	-
Warrants	1,200,000	-

Weighted-average common shares
outstanding (Diluted)	14,650,341	11,426,462

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

NOTE 6-    GOODWILL

In the acquisitions of Monarch Human Resources, the Company recorded goodwill in the amount of $691,773 and with the acquisition of Cosmo/Mazel the company recorded additional goodwill of $1,520,000.  The Company has performed an analysis of the goodwill amount, and has determined that goodwill at August 31, 2006 should be impaired by $499,871, to have goodwill stated at its fair value.  The goodwill will be tested annually for impairment.

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

Principal maturities of the debt over the next five years are as follows:

As of August 31,

2007	$574,141
2008	146,960
2009	26,433
2010	-
2011	-
$747,534

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

The Company has 100,000,000 common shares authorized at August 31, 2006. There were 13,892,974 shares issued and outstanding at August 31, 2006.

The Company issued 639,250 shares of common stock in exchange for services rendered for the nine months ended August 31, 2006. The shares were issued at fair value. The total value assigned to these shares was $199,035.

The Company issued 200,000 shares of common stock, which are being held in escrow, as part of the Asset Purchase Agreement with Cosmo/Mazel. The shares were issued at fair value. The total assigned to these shares was $20,000.

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

Item 6.

EXHIBITS

Exhibit

Number

Description of Document

------

-----------------------

31.1

Amended Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1

Amended Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 31, 2006

INFE-Human Resources, Inc.

By: /s/ Arthur Viola

     ------------------------------

Name:  Arthur Viola

Title:  Chief Executive Officer,

         Sole Director and Principal

         Financial Officer