Form 10KSB
period 2006-11-30
INFE HUMAN RESOURCES INC
filed 2007-04-16
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2006

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

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year - $6,457,070.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: April 11, 2007 - $2,139,845. This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($0.37).

There are approximately 5,783,365 shares of our common voting stock held by non-affiliates.

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 11, 2007 - 15,437,974 shares of common stock.

(Documents Incorporated By Reference)

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

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

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies. We received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  This contract represented the first revenues for these services. Our merchant banking plans include an in-house equity-funding program in which we intend to finance the growth of client and payroll service companies, as well as purchase equity in small public companies. The in-house equity funding program resulted in a gain of $110,758 from the sale of investment securities for the fiscal year ended November 30, 2006.  As of April 11, 2007, the sole clients of our merchant banking division are our staffing subsidiaries, Infe Human Resources of New York, Inc., its subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc. and Infe Human Resources- Unity, Inc.  However, Infe intends to pursue the growth of the merchant banking business within the next twelve months.  Infe does not intend to register under the Investment

Company Act of 1940, but rather intends to operate its merchant banking division within allowable exemptions from registration.

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

On June 1, 2006 Infe-Human Resources-Unity, Inc. purchased the assets and business operations of Cosmo Temp, Inc. and Mazel Temp, Inc. both of which are employee-staffing companies.  The Company formed Infe Human Resources-Unity, Inc. to acquire Cosmo Temp and Mazel Temp, rather than utilize the already operating Infe Human Resources of New York, due to certain future performance based provisions (earn-out provisions) related to the consideration to be paid for the assets and business operations of Cosmo Temp and Mazel Temp.

The staffing business, through both Infe-Human Resources-Unity and Infe-Human Resources of New York, is our primary source of revenue and had total revenues of $6,457,070 for the fiscal year end November 30, 2006.

For the fiscal year ending November 30, 2006, the Company had Revenues of $6,457,070 versus $5,893 in the year earlier period.  For the fiscal year ending November 30, 2006, the Company had total revenues of $6,567,828 versus $53,230 in the year earlier period. The Company believes that the management and guidance provided to the staffing subsidiaries including assistance in acquisitions, by Daniels Corporate Advisory Company, Inc. (“Daniels”) assisted the Company in generating this large change in revenues in a short period of time.  As is consistent with a Company with large growth and multiple acquisitions, the Company has had to incur a large increase in expenditures in a short period of time, and importantly, has had to make adjustments to goodwill associated with the acquisitions.  In accordance with generally accepted accounting principles, the Company is required to analyze for impairment and adjust goodwill associated with acquisitions on a yearly basis.  The Company recognized an impairment to goodwill at August 31, 2006 of $499,871. Through a subsequent evaluation by an outside valuation firm, a complete reversal of the goodwill impairment was in order and the goodwill was assigned to several intangible assets.

However, the Company believes that through consolidation of general and administrative expenditures, and a decrease in non cash related adjustments, such as goodwill, the Company will be profitable based on its revenues.  From December 2005, through June 1, 2006, Daniels assisted the Company in executing three roll-up acquisitions and one “add-on” acquisition, to amass potential sales on a yearly, run rate basis of $8 Million.  The Daniels subsidiary brought the Company from Development Stage to a full-fledged operating entity, through its creation and management of a strategic growth plan that is expected to produce significant prospects for further growth by internal and external means.

Daniels developed and implemented the Staffing Company Roll-up for its parent, INfe Human Resources, Inc., as a “pilot project” in order to advance and publicize in-house consulting and senior management expertise.  In general, Corporate Consulting Assignments have as a primary aim for a client company to advance from the OTC:BB to the American Stock Exchange through a leveraged acquisition/roll-up strategy. Daniels has not yet achieved this goal, but is still working towards this end.

It is our plan that the future profits from Corporate Consulting Assignments will be invested in the expansion of the wholly-owned Consolidated Staffing Companies through direct acquisition of additional, diversified companies in specific growth niches and through the development of “add-on” services that can be marketed down the same client/employee pipeline.

Employment/Staffing Services

Our Staffing Services subsidiaries are focused primarily on placing temporary and permanent light industrial and clerical/administrative staffing personnel and providing temporary and permanent placement services of professionals such as engineers and accountants. The Staffing Division currently operates in the tri-state area including New York, New Jersey and Connecticut.

In particular, our employment services focus on three categories: (1) direct placement, (2) temporary staffing and (3) Contract staffing.

Direct placement is the traditional contingency search, recruiting and placement service, where we obtain a written order to fill a specific job, recruit suitable applicants and facilitate the placement. Our fees range from 15% to 35% of the first year's annual salary of the newly placed employee. We generally offer our clients a 30-day guarantee during which we agree to replace, without additional charge to the client, any newly placed employee who leaves the job. If we are unable to replace the employee, we will refund the client's fee, or a prorated portion thereof, depending upon the circumstances. Typically, direct placements are highly dependent on current economic and employment trends but carry a high profit margin. Due to its high margins, our profitability is highly dependent on revenues from direct placements.

Temporary staffing is a service where we place personnel for a relatively short period, ranging from several weeks to several months, with clients seeking to satisfy a temporary increase in work volume, offset a sudden loss of personnel, or, in some cases, pre-screen for a permanent placement.  Temporary staffing orders are typically placed by one of our IT, engineering or nursing clients.  Temporary personnel placed by us either become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits or are independent contractors. When certain information technology professionals satisfy applicable requirements, contract personnel are classified as independent contractors.

Contract staffing (or Logistics) is a service where we place personnel to fill the needs of a client's specific large project, or chronic staff augmentation need, ranging in duration from four weeks to more than one year. A typical placement begins with our response to a client's request for proposal and culminates in a contract which does not specify a fixed volume of hours but does contain terms, pricing and other criteria, including a limited guarantee of an individual's job performance over a relatively short period of time. The contract personnel we recruit and place may become our employees, where we pay all employment costs, including hourly wages, unemployment taxes, social security taxes and fringe benefits. In some cases, due to client specifications, or when certain information technology professionals satisfy applicable requirements, contract personnel are classified as independent contractors. Contract revenues typically provide a more stable and constant revenue base but at a lower profit margin.

Our newly developed website address is Infehumanresources.com

Recent Acquisitions

On December 20, 2005, Infe Human Resources of New York, Inc., paid $300,000 cash to acquire 100% of the outstanding shares of stock of Monarch Human Resources, Inc., a New Jersey corporation  (“Monarch”) and employee staffing company.  At the time of Closing the Company also granted the selling shareholders two warrants to purchase up to twenty-percent (20%) of Infe Human Resources of New York.  In March 2007, Infe Human Resources of New York, Inc., Infe Human Resources and the Selling Shareholders reached an agreement canceling the warrants in exchange for the agreement by Infe Human Resources to issue 300,000 shares of restricted common stock to each selling shareholder.   Also related to this acquisition, the Company loaned its subsidiary $100,000 to fund its working capital needs.  Immediately prior to our acquisition, Monarch had completed the acquisition of Business Staffing, Inc. and accordingly our acquisition was in substance an acquisition of Business Staffing, Inc.

On March 28, 2006 Infe through its wholly-owned subsidiary, Infe-Human Resources of New York, Inc., entered into and closed an Asset Purchase Agreement for the purchase of the business of Express Employment Agency Corporation, a New Jersey corporation. The assets included clients, client records and lists, office furniture and equipment, business premises, telephone numbers, and websites in exchange for $170,000.  The Agreement provides for a cash payment in the amount of $110,000 and a 3 year promissory note in the amount of $60,000.  Express is an employee staffing company.  Subsequent to the closing, and due to the pressing needs of the old owner of Express, Carolyn Sabaski, the Note was reduced by 50% to $30,000 and payment was accelerated.  Presently there is only $15,000 still outstanding on the Note.

On June 1, 2006, Infe, through its wholly-owned subsidiary, Infe-Human Resources-Unity, Inc., and Cosmo Temp, Inc. a New Jersey corporation and Mazel Temp, Inc. a New York corporation entered into and closed an Asset Purchase Agreement for the purchase by Buyer of the Sellers’ business assets, including clients, office furniture and equipment, business premises, telephone numbers, trade names, intangible assets, goodwill, marketing and  promotional materials. The Buyer did not agree to assume any liabilities.

The Agreement provides for a base purchase price of one million two hundred eighty three thousand five hundred and eighty dollars ($1,283,580) and a contingent purchase price of an additional Two Hundred and Sixteen Thousand Four Hundred and Twenty Dollars ($216,420) to be paid over a two year earn out period to bring the total purchase price to One Million Five Hundred Thousand Dollars ($1,500,000).  The Agreement provides for an additional contingent purchase price such that in the event that certain cumulative Consolidated Gross Profit milestones are reached over a two year period, there is a potential earn out of a contingent additional amount such that the total purchase price could not exceed Two Million Dollars ($2,000,000).

The purchase price is to be paid as follows:  Nine Hundred and Fifty Thousand Dollars ($950,000) at Closing and a one year convertible promissory note for the remaining Three Hundred and Thirty Three Thousand Five Hundred and Eighty Dollars ($333,580) payable in four (4) quarterly installments of Eighty Three Thousand, Three Hundred and Ninety Five ($83,395) each.  One half of the additional contingent earn out price is payable at the end of each of the two (2) year earn out periods, the amount of which will be calculated based on the Consolidated Gross Profit for the trailing twelve month period.

The agreement provides that One Hundred Thousand (100,000) shares of common stock of Infe-Human Resources, Inc. be held in escrow and released to the Sellers as additional purchase price on the date when the promissory note is paid and satisfied in full.

As part of the transaction, the Buyer entered into an employment agreement with Ludin Pierre, President and sole shareholder of the Sellers, for a term of two years.  Mr. Pierre agreed to a non-competition and non-solicitation agreement for a period of two (2) years following the termination of the employment agreement.  In addition, as part of the transaction, the Buyer has agreed to enter into a Lease agreement with Ludin Pierre, President and sole shareholder of the Sellers, for the business premises, for a period of three (3) years with three one (1) year renewal options.

Arthur Viola, President and CEO of Infe Human Resources, Inc. personally guaranteed the promissory note.  At the Closing the Buyer granted the Sellers a security interest in all of the purchase assets sold to Buyer by Sellers, and the accounts receivables generated by Buyer after closing as security for payment of the promissory note.  The Sellers subsequently conditionally subordinated their security interest in the accounts receivables to allow Infe to enter into an accounts receivable financing arrangement with Anchor Funding, LLC.  In addition, as additional security Infe Human Resources, Inc. executed a Stock Pledge Agreement pledging two hundred thousand (200,000) shares of common stock as security for payment of the promissory note.

Future Plans

We intend to look at potential acquisitions in complementary areas of corporate financial services and staffing services and grow through internal sales and development initiatives as well.

Due to our physical presence in New York, we expect to expand our current New Jersey – New York concentration down the east coast.  We are currently developing a working relationship with several sales professionals in the Staffing Industry that will use their expertise and networks to aid in this East Coast Expansion.  We expect to expand down the East Coast to Florida, during the current fiscal year.  This growth should come from the internal generic growth opportunities mentioned herein, as well as further execution on select acquisition opportunities, as they become available.

Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for our services.

As an additional means to potentially increase our size and scale, we are also reviewing potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees.  Due to the numerous uncertainties associated with acquiring a company, we do not have a definitive timetable on making our next acquisition. However, we believe that making acquisitions can be an important method to our growth as a complement to growth internally.

Sales and Marketing

Our sales and marketing efforts to date, related to the corporate financial consulting and merchant banking services offered by our Daniel’s subsidiary have been primarily through word of mouth and our website.  Now, with the successful completion of our first roll-up, managed and financed through Daniels for our internal Staffing Industry subsidiaries, we have a track record worthy of promotion. Daniels Corporate Advisory has successful created sufficient critical mass and earnings for the IFHR Staffing Subsidiaries and has planned sufficient additional growth alternatives to meet the listing requirements of the American Stock Exchange in the near future.  We have not yet made application to the AMEX.  As we approach AMEX listing, We intend to increase our marketing efforts through direct Chairman to Chairman contact with other OTC:BB Companies having good potential for success in the execution of their business plan and offer Daniels consulting/deal structure services, as well as participation by the Daniels’ Merchant Bank division in providing down payment funding of niche market(s) acquisitions to accelerate growth potential for the client business plan.  The down payment monies for corporate consulting client acquisitions will come from the placement of the IFHR stock, with institutional investors.

In our subsidiaries committed to the staffing business, we intend to market our services through referrals and through Joint-Venture Sales Agreements with successful Sales/Staffing  Professionals and other Sales Professionals offering services to our marketing pipeline of client companies and as well as permanent clients and our temp employees. We intend to capitalize upon our recent acquisitions by ensuring continued high-level service to the current client base, while offering new and valuable services to the existing client base both through expansion in the Staffing industry and through offering services available from our Corporate Financial and Merchant Banking businesses. We intend to grow our staffing business through future acquisitions of existing staffing companies with a concentration on high margin sectors such as the medical and accounting and finance industries.   We currently do not have any clients in the medical sector, but do have a small concentration of clients in the accounting and finance industries.

Competition

The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than the Company. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, which range from large national companies to local employment staffing entities.

Large national companies that offer employment staffing services include Adecco SA, CDI Corp, MPS Inc., Kforce Inc., and Manpower Inc. as well as several other privately held firms. Other companies we compete with include Butler International, Inc., General Employment Enterprises, Inc., RCM Technologies, Inc., Robert Half International Inc., Professional Staff, PLC, Comforce Corp., Kelly Services, Inc., National Technical Systems, Inc., and TechTeam Global, Inc. Local employment staffing entities are typically operator-owned, and each market generally has one or more significant competitors. In addition, we compete with national clerical and light industrial staffing firms, such as Spherion Corporation and Administaff Inc., which also offer contract staffing services. National and regional consulting firms also offer certain employment staffing services. In addition, we are always exposed to the risk that certain of our current and prospective clients will decide to hire full-time employees who will provide the relevant services internally. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

Our staffing services face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by the Company on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. We believes we derive a competitive advantage from our experience with and commitment to the specialized employment market, our national presence, and our various marketing activities.

Regulation

Most states require direct placement firms to be licensed in order to conduct business or bid on certain government contracts. We are currently licensed in New Jersey and New York.  Such licenses may be revoked upon material noncompliance with state regulations. Any such revocations would have a materially adverse effect on our business within that market. We believe that we are in substantial compliance with all such regulations and possess all licenses necessary to engage in the direct placement of personnel in the jurisdictions in which we do business. Various government agencies have advocated proposals from time to time to license or regulate the placement of temporary personnel. We do not believe that such proposals, if enacted, would have a material adverse effect on our business.

Employees

Through our wholly owned subsidiary Infe Human Resources of New York, Inc. we have approximately 200 full-time employees used for temporary staffing and 4 full time office staff. We have two part-time employees in the INfe Human Resources of New York, Inc. Subsidiary.  Through our wholly owned subsidiary Infe Human Resources-Unity, Inc. we have approximately 300 full time employees used for temporary staffing and 5 full time office staff.  Through our wholly owned subsidiary, Daniels, we have one full time and 3 part time consultants, as independent contractors.  We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED OPERATING HISTORY AND REVENUES.

We were organized in March 2000 and have a very limited operating history upon which an evaluation of our future performance and prospects can be made. We emerged from the development stage in our first quarter 2006 operations, which was also the first quarter we had significant revenues.  Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in an evolving industry. As such, we face risks and uncertainties relating to our ability to successfully implement our business plan.

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $1,838,818 as of November 30, 2006.  We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months.  These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion.

As of November 30, 2006, we had cash and cash equivalents of $73,472.  On June 1, 2006, we closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel, Inc.  At closing we expended $950,000 and were obligated to pay an additional $338,580 within the 12 months following closing in relation to this acquisition.  Accordingly, we may experience a lack of liquidity. This lack of liquidity may materially adversely affect our ability to hire and retain employees, market our services and increase our revenue. Further, it may be necessary to raise capi tal through issuing equity which could cause dilution and/or negatively affect the price of our common stock.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2006 and November 30, 2005. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OPERATIONS.

Future events, including the problems, delays, expenses and difficulties frequently encountered by growing companies, may lead to cost and expense increases that could make our revenues insufficient to support our operations and business plans.  We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful.

   Furthermore, our Securities Purchase Agreement with certain investors prohibits us from obtaining additional equity financing involving the sale of convertible securities, an indeterminable amount of common stock at a discount to market or warrants, without first obtaining the consent of the investors, for a period ending on the later of 270 days from November 30, 2005 or 180 days from the effectiveness of a registration statement. In addition, we granted the investors a right of first refusal on future offerings for a period in excess of two (2) years.  The right of first refusal is subject to certain exclusions, including, a capital raise involving a firm commitment underwritten public offering for in excess of $15,000,000, issuances associated with mergers, acquisitions and joint ventures, and issuances under stock option plans.

Subject to the restrictions and the right of first refusal set forth in the Securities Purchase Agreement, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Infe.  Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

OUR COMMON STOCK IS DEEMED A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

•

With a price of less than $5.00 per share;

•

That are not traded on a "recognized" national exchange;

•

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock s a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

FAILURE TO RETAIN THE SERVICES OF ARTHUR VIOLA AND FAILURE TO RETAIN OR ATTRACT KEY PERSONNEL WILL HAVE A MATERIAL NEGATIVE IMPACT ON THE SALES, DEVELOPMENT AND ENHANCEMENT OF OUR SERVICES.

Our future success depends, in significant part, on the continued services of Arthur Viola, our Chairman and Chief Executive Officer. We may not able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could have a material negative effect on our growth, revenues, and prospective business. In addition, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

NEVADA LAW AND OUR CERTIFICATE OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS WHICH COULD RESULT IN LIABILITY FOR INFE AND NEGATIVELY IMPACT OUR LIQUIDITY OR OPERATIONS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending November 30, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of the date of this prospectus we do not have an estimate of the costs to the company of compliance with the Act.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL.  MANY OF OUR COMPETITORS HAVE GREATER RESOURCES AND EXPERIENCE THAN US AND MAY SUCCESSFULLY OBTAIN SOME OF OUR EXISTING AND FUTURE CLIENTS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR GROWTH AND REVENUES.

The market for our products and services is highly competitive and subject to rapid change. There are many companies that act as Professional Employer Organizations (basically an offsite human resources department) that provide payroll services and other financial service options. Many are well financed and have strong brand awareness. We believe that our ability to compete depends on many factors both within and beyond our control, including the success of our marketing and sales efforts and the price and reliability of our products and services developed and the timing and market acceptance of our products and services being developed. Many of our potential competitors have substantially greater financial, technical and marketing resources than us. Increased competition could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully.

PRICE COMPETITION IN THE STAFFING INDUSTRY CONTINUES TO BE INTENSE AND PRICING PRESSURES FROM BOTH COMPETITORS AND CUSTOMERS MAY RESULT IN REDUCED SALES AND MARGINS TO US.

The temporary staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. We expect the level of competition to remain high in the future, and competitive pricing pressures will make it difficult for us to raise our prices even though costs may have increased, and may have an adverse effect on our market share and operating margins. Other competitors have greater marketing, financial and other resources than us, which, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers.

ANY SIGNIFICANT RECURRENT ECONOMIC DOWNTURN COULD RESULT IN OUR CUSTOMERS USING FEWER TEMPORARY EMPLOYEES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Demand for our staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the New York, New Jersey and Connecticut area in which we operate. Frequently, customers use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many customers reduce their utilization of temporary employees before releasing regular full-time employees. Typically, the we may experience less demand for our services and more competitive pricing pressure during periods of economic downturn. A recurrent recession or a significant lag in economic recovery would likely have a material adverse effect on our business, results of operations, cash flows or financial position.

A DEFAULT BY US UNDER OUR 8% CONVERTIBLE NOTES ENABLES THE HOLDERS OF OUR 8% CONVERTIBLE NOTES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

As of December 31, 2006, we have outstanding $2,000,000 of 8% Convertible Secured Promissory Notes and Stock Purchase Warrants to acquire 800,000 shares of our common stock for $1.50 per share.

We have granted a security interest to the holders of our 8% convertible Notes, AJW Partners, LLC, AJW Offshore, Ltd, AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC.  Under the security agreement we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, and contract rights.  A default by us under the 8% convertible notes would enable the holders to take control of substantially all of our assets.  The holders of the 8% convertible notes have no operating experience in our industry and accordingly, a default by us under the 8% convertible notes and the execution by the note holders on our assets could cause Infe to cease operations.  In addition, we may be subject to severe penalties under the Note Agreements.

WE HAVE AGREED TO CERTAIN RESTRICTIONS ON OUR ABILITY TO SELL ALL OR SUBSTANTIALLY ALL OF OUR ASSETS AND HAVE AGREED TO MAINTAIN OUR CURRENT CORPORATE EXISTENCE WHICH CAN LIMIT OUR BUSINESS OPTIONS IN THE FUTURE AND NEGATIVELY IMPACT SHAREHOLDER RETURNS

Our contracts with the holders of our the holders of our 8% convertible Notes, and in particular Section 4(j) of the Securities Purchase Agreement provides that so long as a holder beneficially owns any Notes or Warrants, Infe shall maintain its corporate existence and shall not sell all or substantially all of it’s assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.  The restrictions in this provision would limit our ability to sell all or substantially all of our assets and distribute the returns from such sale to our shareholders.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

Our CEO and principal stockholder, Arthur Viola, controls approximately 64.11% of our currently outstanding common stock. Accordingly, he may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Subject to the restrictions and the right of first refusal set forth in the Securities Purchase Agreement, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Infe.  Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

ITEM 2.  DESCRIPTION OF PROPERTY

Our New York operational offices, are located in an office service complex located on the 22nd floor of 67 Wall Street, New York, New York 10005-3198.  Our lease is month-to-month with no expiration date.

In addition, we lease approximately 2500 square feet of office space at 1405 Clinton Ave., Irvington, NJ 07111, which lease is  for a three year period beginning June 1, 2006.  Our landlord for this property is Ludin Pierre, who is an employee of Infe Human Resources-Unity, Inc. and from whom we purchased Cosmos Temp, Inc. and Mazel Temp., Inc.

In addition, we lease approximately 1,500 square feet of office space at 1027 Hooper Avenue, Toms River, New Jersey for the operational headquarters of the Monarch Human Resources, Inc. Subsidiary of the Company.

     In addition, we lease approximately 900 square feet of Executive Office/Board Room space at 106 Central Park South in Manhattan New York.  This space is rented by the Company on a month to month basis from the Chairman and CEO – Arthur D. Viola – who has personally guaranteed a one year lease on the space.

We believe that our existing facilities are adequate for our needs for the foreseeable future and that if additional space is needed, it would be available on favorable terms at the same location.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board since April 25, 2005 under the symbol "IFHR.OB".   Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the fiscal year ended November 30, 2006 as follows:

Closing Bids

HIGH

LOW

   2007

February 28, 2007

$0.50

$0.28

   2006

November 30, 2006

$0.50

$0.28

August 31, 2006

$0.71

$0.25

May 31, 2006

$0.71

$0.25

February 28, 2006

$1.50

$0.42

   2005

November 30, 2005

$1.8

$0.45

August 31, 2005

$0.80

$0.40

May 31, 2005

$0.80

$0.22

As of April 11, 2007, we had approximately 156 shareholders of record of the common stock.

No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

Sales of Unregistered Securities:

On March 7, 2007 we issued 100,000 shares of restricted common stock to Ken Hersh in exchange for services rendered valued at $10,000.

On March 9, 2007 we issued 300,000 shares to John Scrudato in exchange for the cancellation of a warrant for the purchase of 10% of the outstanding equity in Infe Human Resources of New York, Inc.

On March 9, 2007 we issued 300,000 shares to Gregg Oliver in exchange for the cancellation of a warrant for the purchase of 10% of the outstanding equity in Infe Human Resources of New York, Inc.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

PLAN OF OPERATIONS

Through efforts to reduce expenses, we expect to have sufficient cash flow to support operations for fiscal 2007.  While we have cash flow demands on financing we currently have in place, the interest is payable as a non-cash item, in the form of common stock.  Management is currently seeking replacement financing that will be more conducive to achieving long term goals via additional acquisitions using the common stock and other securities packages of the company.

Additional financing is currently being raised in the form of accounts receivable financing (factoring); while negotiations are in progress with institutional investors for a private placement of equity securities.

We intend to look at potential acquisitions in complementary areas of corporate financial services and staffing services and grow through internal sales and development initiatives as well.

Due to our physical presence in New York, we expect to expand our current New Jersey – New York Concentration down the east coast.  We are currently developing a working relationship with several well-known sales professionals in the Staffing Industry that will use their expertise and networks to aid in this East Coast Expansion.  We expect to expand down the East Coast to Florida, during the current fiscal year.  This growth should come from the internal generic growth opportunities mentioned herein, as well as further execution on select acquisition opportunities, as they become available.

Management believes that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for our services.

As an additional means to potentially increase our size and scale, we are also reviewing potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees.  Due to the numerous uncertainties associated with acquiring a company, we do not have a definitive timetable on making its next acquisition. However, we believe that making acquisitions can be an important method to our growth as a complement to growth internally.

Sales and Marketing

Our sales and marketing efforts to date, related to the corporate financial consulting and merchant banking services offered by our Daniel’s subsidiary have been primarily through word of mouth and our website.  Now, with the successful completion of our first roll-up, managed and financed through Daniels for our internal Staffing Industry subsidiaries, we have a track record worthy of promotion. Daniels Corporate Advisory has successful created sufficient critical mass and earnings for the IFHR Staffing Subsidiaries and has planned sufficient additional growth alternatives to meet the listing requirements of the American Stock Exchange in the near future. As we approach AMEX listing, We intend to increase our marketing efforts through direct Chairman to Chairman contact with other OTC:BB Companies having good potential for success in the execution of their business plan and offer Daniels consulting/deal structure services, as well as participation by the Daniels’ Merchant Bank division in providing down payment funding of niche market(s) acquisitions to accelerate growth potential for the client business plan.  The down payment monies for corporate consulting client acquisitions will come from the placement of the IFHR stock, (once it is on the American Stock Exchange), with institutional investors.

In our subsidiaries committed to the staffing business, we intend to market our services through referrals and through Joint-Venture Sales Agreements with successful Sales/Staffing  Professionals and other Sales Professionals offering services to our marketing pipeline of client companies and as well as permanent client and our temp employees. We intend to capitalize upon our recent acquisitions by ensuring continued high-level service to the current client base, while offering new and valuable services to the existing client base both through expansion in the Staffing industry and through offering services available from our Corporate Financial and Merchant Banking businesses.  We intend to grow our staffing business through future acquisitions of existing staffing companies with a concentration on high margin sectors such as the medical and Accounting and Finance industries.

FISCAL YEAR ENDED NOVEMBER 30, 2006 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2005

REVENUES

Revenues were $6,457,070 for the fiscal year ended November 30, 2006, as compared to $5,893 for the fiscal year ended November 30, 2005. The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.

COST OF SALES

Cost of sales were $5,327,996 for the fiscal year ended November 30, 2006, as compared to $0 for the fiscal year ended November 30, 2005.

OPERATING EXPENSES

Operating expenses were $1,117,462 for the fiscal year ended November 30, 2006, as compared to $532,707 for the fiscal year ended November 30, 2005.  This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.  In addition, the Company sustained large professional fees associated with the acquisitions, and with work associated with the Company’s registration statement on form SB-2 which was initially filed February 3, 2006. However, the Company believes that in the future through the consolidation of general and administrative expenditures, and a decrease in non cash related adjustments, such as goodwill, the Company will be profitable based on its revenues.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $122,370 for the fiscal year ended November 30, 2006, as compared to a loss of ($479,477) for the fiscal year ended November 30, 2005.

REALIZED GAIN FROM INVESTMENT SECURITIES.

Gain from the sale of investment securities was $110,758 for the fiscal year ended November 30, 2006, as compared to $47,337 for the fiscal year ended November 30, 2005.

INTEREST EXPENSE

Interest expense was $427,368 for the fiscal year ended November 30, 2006, as compared to $1,026,975 for the fiscal year ended November 30, 2005.  This was primarily attributable to interest on the Company’s outstanding note with North Fork Bank and an outstanding note to the former owner’s of Monarch Human Resources, Inc., and Cosmo Temp and Mazel Temp related to the Company’s recent acquisitions.  The 2005 interest was due to a beneficial conversion on the convertible notes of $1,250,000.

INTEREST INCOME

Interest income was $10,668 for the fiscal year ended November 30, 2006, as compared to $0 for the fiscal year ended November 30, 2005.  This was primarily attributed to interest earned on the Company’s cash bank accounts.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $294,330 for the fiscal year ended November 30, 2006, as compared to $1,506,452 for the fiscal year ended November 30, 2005.   Net loss per common share was $0.02 for the fiscal year ended November 30, 2006, as compared to $0.13 for the fiscal year ended November 30, 2005.

The job market and need for temporary and permanent staffing is constantly shifting with the economy.  However, Infe believes its focus on building out its current specialties of Logistics, light manufacturing and white collar staffing will extend its accelerated growth and at the same time not burden the Company with any additional acquisition debt thus making it less susceptible to the effects of any economic downturn.  Moreover, as Infe has only actively joined the staffing industry over the past 12 months, we believe that we are entering the market at an opportune time and that our strategy of internal (generic) growth coupled with astute, well-structured additional acquisitions will sustain the Company in any economic environment.

We are committed to an acquisition policy for the Staffing Subsidiaries, going forward. With the growing industry trend towards lower-margin contract and temporary staffing, size matters. Management has mapped out a plan to make selective acquisitions, assuming we are able to obtain financing, to re-establish the staffing sector of our Company as a large regional staffing firm and leverage its customer base into new geographical regions. More importantly, as the size of the Company's revenues increase, fixed costs, as a percentage of revenues should decrease. Although there is no guarantee that this strategy will succeed, we believe that this is the best strategy for the future of the Company. To achieve this growth, we will have to issue additional equity and/or obtain acquisition financing. We cannot assure you that we will be able to issue additional equity or obtain additional financing, that we will be able to compete successfully with other companies in acquisitions, or that any acquisition we make will be accretive to our earnings or cash flow.

In addition, we expect that the eventual growth in operations of our corporate financial consulting division will help finance future growth of the staffing division.

We do not engage in research and development.

We do not expect to purchase any significant equipment or real estate.

We do not expect any significant changes to our number of employees with our current operations; however, additional acquisitions will likely involve the addition of employees.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements are prepared on a going-concern basis, which assumes that we will realize assets and discharge liabilities in the normal course of business. With continued efforts to reduce expenses and increase revenues we believe we will generate sufficient cash flow to support current operations through fiscal 2007.  We have cash flow demands on financing we currently have in place, however the interest payments are non-cash items, as they are contracted to be paid in the form of common stock.  Management is currently seeking replacement financing that will be more conducive to achieving long term goals via additional acquisitions using the common stock and other securities packages of the company.

Our commitments for capital expenditures and leasing commitments include our month-to-month lease of our corporate operations office in New York, a month–to-month lease of our Executive Offices/Board Room in New York, a month to month lease for a small office in New Jersey, which was the former Express Employment Agency office and a three year lease for offices in New Jersey which were the former  Mazel Temp and Cosmo Temp offices.  In addition, the Company has obligations associated with its outstanding Secured Convertible Promissory Notes and Notes payable associated with its recent acquisitions.

On June 1, 2006, Infe closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing Infe utilized $950,000 of its cash.  In addition Infe is obligated to pay an additional $333,580 over the next twelve months payable $83,395 per quarter.  As of November 30, 2006 the balance due on the note for the Cosmo Temp and Mazel Temp acquisition is $283,580.

Additional financing is currently being raised in the form of accounts receivable financing (factoring); while negotiations are in progress with institutional investor for a private placement of equity securities.

On November 30, 2005, we sold 8% Secured Convertible Promissory Notes for an aggregate of $1,250,000.  On February 14, 2006, the four investors each purchased additional secured convertible notes for an aggregate of $750,000.  Each of the Notes has a three year term, accordingly $1,250,000 plus interest shall become due and payable on November 30, 2008 and $750,000 shall become due and payable on February 14, 2009.

The funds from the sale of Convertible Notes provided the down payment amounts for the Monarch Acquisition and its add-on acquisition of Express Employment, as well as the down payment amount for the Cosmo/Mazel Asset Purchase Acquisition.  The Convertible Note funding also provided working capital for the entire staffing operation, as well as our overall operations.   To date, the Convertible Notes have provided $2 Million.  Management is actively seeking replacement financing and expects to pay off the Convertible Notes over the next 12 months – either by means of outside financing or a combination of outside financing and the use of excess cash flow from all the staffing subsidiaries as well as any consulting cash flows.  The Company does not expect the conversion of a significant portion of the Notes and may provide non-affiliated, friendly buyers for the Notes.

Unlike venture capital funding, the Convertible Note Financing allows management to stay in charge and carryout its business plan without judgmental interference and does not drain corporate liquidity and cash. Unlike conventional venture capital debt, whose debt service comes out of corporate cash flow, the existing Convertible Note Debt is convertible into equity.

Section 4(e) of the Securities Purchase Agreement with the Holders of our Convertible Notes prohibits Infe from obtaining additional equity financing involving the sale of convertible securities, common stock at a discount to market or warrants, without first obtaining the consent of the Holders, for a period ending on the later of 270 days from November 30, 2005 or 180 days from the effectiveness of a registration statement. In addition, Infe granted the Holders a right of first refusal on future offerings for a period in excess of two (2) years.  The right of first refusal is subject to certain exclusions, including, a capital raise involving a firm commitment under written public offering for in excess of $15,000,000, issuances associated with mergers, acquisitions and joint ventures, and issuances under stock option plans.

Section 4(j) of the Securities Purchase Agreement with the Holders of our Convertible Notes provides that so long as a selling stockholder beneficially owns any Notes or Warrants, Infe shall maintain its corporate existence and shall not sell all or substantially all of it’s assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.

Under the registration rights agreement with the Holders of our Convertible Notes, if a registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the 8% callable secured convertible debenture holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default.  Accordingly, the Company’s failure to make a registration effective could result in the assessment of liquidated damages in the amount of $40,000 per month against Infe beginning from July 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

   As of November 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Investments

In accordance with SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further SFAS No. 115 unrealized gains and losses for available-for-sale securities are excluded from earnings, and reported net of deferred income taxes, as a separate component of stockholder’s equity, unless the loss is classified as other than a temporary decline in market value.

ITEM 7.  FINANCIAL STATEMENTS

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

INFe Human Resources, Inc.

We have audited the consolidated balance sheet of INFe Human Resources, Inc. as of November 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of INFe Human Resources, Inc. as of November 30, 2005, before the restatement described in Note 7, were audited by other auditors whose report, dated January 13, 2006, expressed an unqualified opinion on those statements with an explanatory paragraph relating to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of INFe Human Resources, Inc. as of November 30, 2006, and the results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 7 that were applied to restate the 2005 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 10 to the financial statements, the Company has incurred net losses for the years ended November 30, 2006 and 2005, which has resulted in an increase to its accumulated deficit.  In addition, the Company has long-term liabilities and current operating expenses substantially in excess of its working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or adjustments relating to the Company's ability to continue as a going concern.

/s/Miller, Ellin & Company, LLP

New York, New York

April 11, 2007

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2006 AND 2005

                The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other comprehensive Income(Deficit)	Accumulated Deficit	Total
BALANCES, NOVEMER 30, 2004	11,200,024	$ 11,200	$ 122,020	$ (22,096)	$ (41,173)	$ 69,951
Stock issued for services	1,033,700	1,034	219,391			220,425
Stock issured for compensation	740,000	740	244,260			245,000
Stock issued for cash	80,000	80	19,920			20,000
Comprehensive loss				(48,073)		(48,073)
Net loss					(479,477)	(479,477)
BALANCES, NOVEMER 30, 2005, as reported	13,053,724	$ 13,054	$ 605,591	$ (70,169)	$ (520,650)	$ 27,826
Prior-period adjustment- Error in calculating the beneficial conversion on convertible debt.			$1,026,975		(1,026,975)	-
Warrants issued on convertible debt			223,025			223,025
BALANCES, NOVEMER 30, 2005, as restated	13,053,724	$ 13,054	$1,855,591	$ (70,169)	$ (1,547,625)	$ 250,851
Stock issued for services	439,250	439	178,666			179,105
Stock issured for compensation	200,000	200	19,800			20,000
Stock held in escrow	200,000	200	19,800			20,000
Warrants issued on convertible debt			92,308			92,308
Comprehensive gain				14,206		14,206
Loan Discount			10,752			10,752
Adjustment of basis of marketable securities			(54,586)			
Beneficial conversion			8,994			
Net loss					(291,193)	(291,193)
BALANCES, NOVEMER 30, 2006	13,892,974	$ 13,893	$2,131,325	$ (55,963)	$ (1,838,818)	$ 250,437

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARY
(REVERSE ACQUISITION WITH DANIELS
CORPORATE ADVISORY COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

November 30, 2006	November 30, 2005 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net income (loss)	$(291,193)	$(1,506,452)
Adjustments to reconcile net income (loss):		
Amortization of finance costs	88,533	-
Accretion of debt discount	103,181	-
Amortization of intangibles	64,728	-
Provision for bad debts	45,150	-
Depreciation	15,722	-
Common stock issued as compensation	20,000	245,000
Common stock issued for services	179,105	220,425
Accrued income	(149,592)	-
Beneficial conversion charged to interest expense	8,994	1,026,975
Gain on sale of marketable securities	(110,758)	-
Changes in assets and liabilities:		
Increase in accounts receivable	(287,347)	(20,000)
Increase in due from factor	(272,421)	-
Decrease in marketable securities	45,506	(18,961)
(Increase) Decrease in deposits	15,000	(20,000)
Increase in prepaid expenses	(19,943)	-
Increase in accounts payable	311,443	-
Increase in due to factor	245,337	-
Increase (Decrease) in deferred revenue	(49,107)	49,107
Total cash flows from operating activities	(37,662)	(23,906)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Acquisition of businesses net of cash received	(1,358,240)	-
Acquisition costs incurred	(196,261)	-
Purchase of fixed assets	(24,751)	-
Deposit on acquisition of business	-	(15,000)
Total cash flows from investing activities	(1,579,252)	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds of Convertible Notes Payable	750,000	1,250,000
Issuance of common stock	-	20,000
Payments of notes issued on acquisition	(200,000)	-
Proceeds from loans from officers	169,130	8,600
Payments of loans from officers	(14,828)	-
Payment of finance costs	(215,600)	(50,000)
Proceeds from bank note	16,635	-
payment of bank note	(4,645)	-
Total cash flows from financing activities	500,692	1,228,600
Increase in cash and equivalents	(1,116,222)	1,189,694
Cash and cash equivalents at beginning of year	1,189,694	-
Cash and cash equivalents at end of year	$73,472	$1,189,694

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

INFe- Human Resources, Inc. (the “Company”) was incorporated in the State of Nevada on March 31, 2000.  The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.  The business became a publicly traded entity in late 2003 as a result of its acquisition of all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a publicly traded Nevada company.

The Corporate Financial Consulting Division has a growth goal of providing advisory services to payroll client as well as non-payroll client companies.  This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees.  The profits generated from all the financial consulting assignments will be available for venture investment through the second division, The Merchant Banking Division.

The Merchant Banking Division has an in-house equity funding program, whereby Daniels will profit by helping finance the growth of client, payroll service companies, as well as non-payroll service companies.  This division will also profit by the purchase of equity in attractive small public companies whose growth strategies are in line with a philosophy of growth through leveraged acquisitions.

On December 20, 2005 the Company’s wholly owned subsidiary INfe Human Resources of New York purchased all of the outstanding shares of Monarch Human Resources (“Monarch”), all of whose transactions from the date of acquisition are included as part of these consolidated statements.

On June 1, 2006 the Company’s wholly owned subsidiary INfe Human Resources - Unity Inc. purchased Cosmo/Mazel Temps Corporations (“Cosmo/Mazel”) for the purpose of acquiring the rights to their current business activity and trade name. The Company did not assume any liabilities of the business and all of its transactions from the date of acquisition are included as part of these consolidated statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, INFe Human Resources – Unity, Cosmo Temp and Mazel Temp (“Cosmo/Mazel”), INFe Human Resources of New York, Monarch Human Resources (“Monarch”), Express Employment Agency Corporation (“Express”), Empire Staffing Inc. (“Empire”), and Daniels Corporate Advisory Company (“Daniels”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains it cash accounts at several financial institutions, and the funds are insured at each institution to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At November 30, 2006 there were no uninsured balances.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonably assured.

Investments

Marketable securities are classified as available-for-sale. Accordingly, they are carried at fair value with unrealized gains and losses reported, net of deferred income taxes, in accumulated other comprehensive income, a separate component of stockholder’s equity.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

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

Allowance for Bad Debts

The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions.

Fixed Assets

Fixed assets are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Goodwill

The reported amounts of goodwill for each business reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each business reporting unit to the business reporting unit's carrying value, including goodwill. If the fair value of a business reporting unit exceeds its carrying amount, goodwill of the business reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.  The Company’s annual impairment tests resulted in no goodwill impairment.

Evaluating Impairment of Long-lived Assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

use, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale.

Income Taxes

The Company recognizes the amount of taxes payable or refundable for the year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company is in the process of bringing its tax filings current.

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006 the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement financial institution makes advances in reliance on the collectibility of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At November 30, 2006, trade receivables of $272,421 had been sold and remain outstanding and the Company has received advances of $245,337 against those receivables.  Sales of receivables amounted to approximately $681,000 for the year ended November 30, 2006. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

NOTE 3-    ACCOUNTS RECEIVABLE (CONTINUED)

Accounts receivable consisted of the following at November 30, 2006 and 2005:

	2006	2005
Accounts receivable	$360,632	$20,000
Allowance for doubtful accounts	(45,150)	-
	$315,482	$20,000

NOTE 4-INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments were $82,211 and $57,339 at November 30, 2006 and 2005, respectively.  Unrealized losses for the year ended November 30, 2006 increased by $40,380 from the year ended November 30, 2005.

NOTE 5-    DEPOSITS

Deposits of $20,000 and $35,000 at November 30, 2006 and 2005, respectively, are on Key Man insurance for the President of the Company.

NOTE 6-    ACQUISITIONS AND INTANGIBLES

During the fiscal year ended November 30, 2006, the Company acquired Monarch and Cosmo/Mazel.  The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired, with the excess of the purchase prices over the amounts of those items recorded as goodwill.  Valuations were determined by an independent valuation expert.  A summary of the assets acquired for each of these business purchases is as follows:

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

	Monarch	Cosmo/ Mazel

Fixed Assets	$ 31,491	$ 73,415
Identifiable Intangible Assets:
Trade name/Trademark	346,920	937,805
Customer List	104,776	230,099
Non Compete Agreement	---	180,070
Goodwill	266,675	---
Purchase Price	$749,862	$1,421,389

The Company has performed an analysis of the goodwill amount, and has determined that no impairment is necessary at November 30, 2006.

NOTE 7-    CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the buyer to purchase 800,000 shares of common stock at an exercise price of $1.50 per share.  The Company has issued $2,000,000 of convertible notes in two tranche’s, one tranche of $1,250,000 was issued on November 29th, 2005 and the second tranche of $750,000 was issued on February 14th, 2006.  The notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes, has been accounted for as a debt discount, to be amortized over the life of the corresponding convertible notes.  The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

	February 14,	November 29,
Issue date	2006	2005
Valuation assumptions:
Expected term (in years)	5	5
Expected stock price volatility	125%	132%
Expected stock dividend yield	0%	0%
Risk-free interest rate	4.6%	4.4%
Fair value per warrant	$0.351	$0.543
Number of warrants	300,000	500,000
Value of warrants	$105,263	$271,458
Relative value of warrants	$92,308	$223,025

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

The Company paid finance fees of $250,000 in association with the convertible notes.  The fees are being amortized over the life of the notes.  Amortization of $88,533 and $0 was recorded for the years ended November 30, 2006 and 2005, respectively.

These notes have a conversion price of 25¢ per underlying common share.  On the issue date of the first tranche of convertible notes of $1,250,000 the market price of the Company’s common stock was 69¢ per share and on the issue date of the second tranche of $750,000 the market price was 45¢ per share.  Because the conversion was “in-the-money” at the date of issue of each tranche, interest expense of $1,026,975 was recorded as of November 29th, 2005 and interest expense of $8,994 was recorded as of February 14th, 2006 due to the beneficial conversion rights.

The financial statements for the year ended November 30, 2005 did not reflect the debt discount above or the charge of $1,026,975.  In addition, an excess of $100,000 in finance fees related to the first tranche of convertible notes was recorded.  Therefore, the 2005 financial statements have been restated to correct these items.

Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default.  However, if the agreement were strictly followed there would be substantial penalties for interest due because of a default.  Penalties for the inability to satisfy stock registration rights under the agreement could also be imposed in the future.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

NOTE 8-    LONG-TERM LIABILITIES

	2006	2005
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$70,355	$---
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	283,580	---
Loan outstanding with the former owner of an acquired Company, Monarch. The loan is a twelve-month unsecured loan with an interest rate of 5% per annum.	60,000	---
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is payable on demand without a stated interest rate.	10,000	---
Total Long-Term Liabilities	423,935	---
Less Unamortized Discount	(6,273)	---
Total Long-Term Liabilities	417,662	---
Less Current Portion	(336,313)	---
Net Long-Term Liabilities	$81,349	$---

Principal maturities of the long-term liabilities over the next five years are as follows:

Year Ending November 30	Amount
2007	$336,313
2008	81,349
2009	---
2010	---
2011	---
Total Long-Term Liabilities	$417,662

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

NOTE 9-    LOAN PAYABLE TO SHAREHOLDERS

The $215,706 loan from a shareholder is to be used for working capital. The loan is non-interest bearing, and has no specific repayment terms. The Company has been told that there will not be a demand payment within the next 12 months; therefore, the loan has been classified as a long-term liability.

NOTE 10-    GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern.  As reflected in the financial statements, the Company has incurred cumulative net losses for the years ended November 30, 2006 and 2005, which has resulted in an increase to its accumulated deficit.  However, the Company has realized its first revenue stream and emerged out of the development stage.  Presently, with the acquisitions, management believes that the Company has the revenue streams necessary to operate and develop its business.  Since there are newly acquired businesses, the Company cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements also do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 11-    RELATED PARTY TRANSACTIONS

During the years ended November 30, 2006 and 2005, the Company issued 200,000 and 740,000 shares, respectively of its common stock to John Scrudato and Mr. Arthur Viola as compensation.  These shares were valued at $20,000 and  $245,000, respectively.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005

The Company has utilized office space provided by its President, Mr. Arthur Viola at no charge.

NOTE 12-    COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires May 31,2009.

Future minimum lease payments follow:

For the year ending November 30,

Amount

2007

$30,600

2008

  31,824

2009

  16,224

$78,648

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2007 we engaged the services of Miller Ellin Company, LLP as our independent registered public accounting firm.   We did not previously consult with or obtain advice from Miller Ellin on any matters or transactions.  On January 25, 2007 we filed with the Securities and Exchange Commission a current report on Form 8-K with respect to this development.

We previously filed a Form 8-K on November 7, 2006 regarding the termination of our relationship with our former independent registered accounting firm and included the required correspondence from the former accountant as an Exhibit thereto.

Specifically, we disclosed that we ceased our relationship with Bagell, Josephs, Levine & Company, LLC as our independent registered public accounting firm. This change was not the result of a disagreement with said accountants.  The Form 8-K filed on November 7, 2007 reported the following:

(1) On November 1, 2006 Bagell, Josephs resigned as our independent registered public accounting firm.

(2) The report of Bagell, Josephs on the consolidated financial statements as of and for the year ended November 30, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern.  The report of Bagell, Josephs on the consolidated financial statements as of and for the year ended November 30, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern.

(3) The decision to change accountants was not recommended by the Board of Directors.

(4) In completing its review of the unaudited consolidated financial statements for the quarter ended August 31, 2006 Bagell, Josephs, advised management and the board of directors that it has identified the following material weaknesses in our internal controls:

(a)  A material weakness existed as of August 31, 2006 with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

(b) A material weakness existed as of August 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the year period. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness on controls over closing procedures, including the (a) recognition of expenses in appropriate periods, and (b) the accounting and re-porting of capital transactions.

(c) A material weakness existed as of August 31, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet and Statement of Cash Flows, which resulted in misstatements therein.  The proceeds of secured convertible notes and related financing costs were not appropriately classified as liabilities and other assets on the Consolidated Balance Sheet and the related financing cash inflows and outflows on the Statement of Cash Flows.  In addition, net realizable gains from the sale of securities were not appropriately reported as operating cash flows in our Consolidated Statement of Cash Flows.

The Board of Directors of the Company discussed these material weaknesses with Bagell, Josephs and has authorized Bagell, Josephs to respond fully to the inquiries of our new auditor, once retained, concerning the subject matter.

(5) We have provided a copy of this disclosure to Bagell, Josephs and has requested that Bagell, Josephs furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  A copy of such letter dated November 6, 2006 and is filed as Exhibit 16.01 to the Form 8-K filed on November 7, 2006.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of November 30, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Miller Ellin Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weaknesses in our internal controls:

A material weakness exists as of November 30, 2006 with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system.

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

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning our directors and officers. The directors are elected every year and serve until their successors are elected and qualify.

Name

             Age                                              Title

Arthur Viola

  51

President, CEO, Chairman

Arthur Viola, age 51.  Mr. Viola has been Chairman, President, CEO and a Director of the company since September 2002. In 1981, Mr. Viola founded the Viola Group, Inc., a New York based public company which acquired and managed private companies.  From 1990 to the present, Mr. Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company which invests in and helps grow small public companies.  Previously, Mr. Viola was involved with mergers and acquisitions with Bank of America, Gulf & Western and Crane Co., and was an account manager for Citibank, N.A.  Mr. Viola earned a B.A. From Iona College, an MBA from Pace University and has done advanced work in corporate mergers & acquisitions and real estate development at New York University.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended November 30, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                          Annual Compensation

       Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)
Arthur Viola, pres. and chairman	2006 20052004	0 0 0	0 0 0	$___ $245,000 0	0 0 0	0 0 0

The following tables show, as to the named executive officers, certain information concerning stock options:

OPTION GRANTS DURING 2005

NAME NONE	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY-END (#)	VALUE OF UNEXERCISED IN THE MONEY OPTIONS

			EXERCISABLE UNEXERCISABLE	EXERCISABLE UNEXERCISABLE

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2006 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 11, 2007, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Owner	Common Shares	Percentage(1)
Arthur Viola(2)	8,980,640	64.11%
Officers and directors as a group (1 persons)	8,980,640	64.11%

(1) Officer and Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005, the Company issued 740,000 shares of its common stock to Mr. Arthur Viola as compensation.  The value of the shares was $245,000.

     Mr. Arthur Viola has received 200,000 shares of common stock, so far in fiscal 2007, for the forfeiture of two months of salary, to help the Company’s cash flow, and an additional 300,000 shares of common stock as a bonus for managing the successful Staffing Company roll-up.

Mr. Arthur Viola has contributed a net $106,521 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  As such, the loan has been classified as a long term liability.

ITEM 13. EXHIBITS

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of November 30, 2006 are filed as part of this report.

         (1)      Financial statements of the Infe-Human Resources, Inc. and subsidiaries.

         (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.        Description of Exhibits

-----------        -----------------------

3.1(1)

Articles of Incorporation*

3.2(1)

By-laws*

5.1

2005 Equity Incentive Plan*

5.2

2007 Equity Incentive Plan*

10.1(1)

Stock Purchase Agreement*

21.1

Subsidiaries**

23.1

Consent of Certified Public Accountants*

31.2

Certification pursuant to Sarbanes-Oxley Sec. 302

32.1

Certification pursuant to 18 U.S.C. Sect. 1350

(1)

Incorporated by reference to the Form 10-SB filed August 21, 2003

*

Previously filed with Form 10-KSB-March 15, 2004

**

Previously filed with Form 10-KSB/A- May 24, 2004

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We were billed $__________ for the fiscal year ended November 30, 2006 and $_________ for the fiscal year ended November 30, 2005, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $_________ in audit related fees for the fiscal years ended November 30, 2006 and 2005. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended November 30, 2006 and 20054. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Miller Ellin & Company, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2007

Infe-Human Resources, Inc.

/s/  ARTHUR VIOLA

________________________

Arthur Viola

Chief Executive Officer,

Chief Financial Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  April 16, 2007 Infe-Human Resources, Inc.

/s/  ARTHUR VIOLA

________________________

Arthur Viola

Chief Executive Officer,

Chief Financial Officer and Sole Director