Form 10QSB
period 2007-02-28
INFE HUMAN RESOURCES INC
filed 2007-04-23
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-QSB

--------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2007

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:

000-50374

INFE-HUMAN RESOURCES, INC.

----------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

NEVADA                             54-2013455

----------------------------------------------------------------

(State or other jurisdiction        (IRS Employer Identification No.)

of incorporation or organization)

67 Wall Street, 22nd Floor, New York, New York, 10005-3198

----------------------------------------------------------------

(Address of principal executive offices)

(212) 859-3466

 ---------------------------------------------------------------

(Issuer’s telephone number)

---------------------------------------------------------------

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing  requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court   Yes [ ]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 20, 2007, there were 15,447,974 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes ||   No |X|

INFE-HUMAN RESOURCES, INC.

FOR THE QUARTERLY PERIOD ENDED February 28, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..............................4

Item 2. Management's Discussion and Analysis or Plan of

Operation.................................................13

Item 3. Controls and procedures...........................20

PART II - OTHER INFORMATION

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

FEBRUARY 28, 2007

(Unaudited)

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND FEBRUARY 29,2006
(Unaudited)

2007	2006 (Restated)
REVENUES	$1,644,044	$687,932
COST OF SALES	1,340,275	557,225
GROSS PROFIT	303,769	130,707
OPERATING EXPENSES	218,713	183,683
INCOME(LOSS) FROM STAFFING OPERATIONS	85,056	(52,976)
INCOME (LOSS)FROM DANIELS ADVISORY CONSULTING OPERATIONS	(114,765)	108,928
DEPRECIATION AND AMORTIZATION	(34,504)	(456)
INCOME(LOSS) BEFORE OTHER INCOME AND (EXPENSES)	(64,213)	55,496
Interest Income	0	699
Interest Expense	(132,022)	89,570
Other income and (expenses) - net	(132,022)	88,871
LOSS BEFORE PROVISION FOR INCOME TAXES	(196,235)	33,385
Provision for income taxes	-	-
NET LOSS	($196,235)	$33,385
BASIC AND DILUTED LOSS PER SHARE	(0.01)	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,950,474	13,165,957

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2007 AND FEBRUARY 29, 2006
(Unaudited)

February 28, 2007	February 28, 2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net income (loss)	$(196,235)	$(33,385)
Adjustments to reconcile net income (loss):		
Amortization expense	28,338	-
Depreciation	6,166	456
Common stock issued as compensation	-	124,035
Common stock issued for services	11,500	-
Accretion of debt discount	27,111	26,712
INTEREST DUE TO BENEFICIAL CONVERSION		8,994
Amortization of finance cost	22,133	22,133
Loss on sale of marketable securities	25,097	-
Changes in assets and liabilities:	-	-
Increase(Decrease) in accounts receivable	71,652	(140,331)
Increase in due to/from factor	(1,013)	-
(Increase) decrease in marketable securities	31,344	(127,695)
(Increase) in deposits	-	(17,872)
Increase in prepaid expenses	(17,522)	(15,951)
Increase(Decrease) in accounts payable and accrued expenses	29,289	(127,822)
Decrease in accrued income receivables	53,405	-
Increase in deferred revenue		(11,786)
Total cash flows from operating activities	91,265	(292,512)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Acquisition of businesses net of cash received	-	(373,450)
Acquisition costs incurred	-	(16,679)
Total cash flows from investing activities	-	(390,129)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds of convertible notes payable	-	750,000
Contributions of capital	99,500	-
Payments of notes issued on acquisition	(115,000)	-
Proceeds from loans from officers	27,875	-
Payments of loans from officers	-	(23,501)
Payment of finance costs	-	-
Proceeds on notes	-	43,775
Payments on note to bank	(7,072)	-
Total cash flows from financing activities	5,303	770,274
Increase in cash and equivalents	96,568	87,633
Cash and cash equivalents at beginning of period	73,472	1,189,694
Cash and cash equivalents at end of period	$170,040	$1,277,327

Supplement Cash Flow:

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

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

FEBRUARY 28, 2007 AND 2006

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains it cash accounts at several financial institutions, and the funds are insured at each institution to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At February 28, 2007 there were no uninsured balances.

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

FEBRUARY 30, 2007 AND 2006

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Evaluating Impairment of Long-lived Assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for use, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization is ceased while it is classified as held for sale.

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

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006 the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

NOTE 3-    ACCOUNTS RECEIVABLE (CONTINUED)

agreement financial institution makes advances in reliance on the collectibility of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At February 28, 2007, trade receivables of $285,033 had been sold and remain outstanding and the Company has received advances of $256,936 against those receivables. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Accounts receivable consisted of the following at February 28, 2007 and 2006:

	2007	2006
Accounts receivable	$293,337	$165,331
Allowance for doubtful accounts	(49,507)	(5,000)
	$243,830	$160,331

NOTE 4-INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments were $46,902 and $209,900 at February 28, 2007 and 2006, respectively.  Unrealized gains for the three months ended February 28, 2007, and 2006 were $23,481 and 26,254 respectively.

NOTE 5-    ACQUISITIONS AND INTANGIBLE ASSETS

In December 2005, the Company acquired Monarch and in June 2006 acquired Cosmo/Mazel.  The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired, with the excess of the purchase prices over the

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   FEBRUARY 28, 2007 AND 2006

NOTE 5-    ACQUISITIONS AND INTANGIBLE ASSETS (CONTINUED)

amounts of those items recorded as goodwill.  Valuations were determined by an independent valuation expert.  A summary of the assets acquired for each of these business purchases is as follows:

	Monarch	Cosmo/ Mazel

Fixed Assets	$ 31,491	$ 73,415
Identifiable Intangible Assets:
Trade name/Trademark	346,920	937,805
Customer List	104,776	230,099
Non Compete Agreement	---	180,070
Goodwill	236,675	---
Purchase Price	$719,862	$1,421,389

Amortization of intangible assets were $28,338 and $0 for the three months ended February 28, 2007 and 2006 respectively. Accumulated amortization of intangible assets at February 28, 2007 was $ 93,066.  In the quarter ended February 28, 2007 the Company renegotiated on of the notes issued in the acquisition and the note was reduced by $30,000 which reduced the goodwill.

NOTE 6-    CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the buyer to purchase 800,000 shares of common stock at an exercise price of $1.50 per share.  The Company has issued $2,000,000 of convertible notes in two tranche’s, one tranche of $1,250,000 was issued on November 29th, 2005 and the second tranche of $750,000 was issued on February 14th, 2006.  The

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

NOTE 6-    CONVERTIBLE NOTES PAYABLE (CONTINUED)

notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes has been accounted for as a debt discount, being amortized over the life of the corresponding convertible notes.  The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

	February 14,	November 29,
Issue date	2006	2005
Valuation assumptions:
Expected term (in years)	5	5
Expected stock price volatility	125%	132%
Expected stock dividend yield	0%	0%
Risk-free interest rate	4.6%	4.4%
Fair value per warrant	$0.351	$0.543
Number of warrants	300,000	500,000
Value of warrants	$105,263	$271,458
Relative value of warrants	$92,308	$223,025

The Company paid finance fees of $265,600 in association with the convertible notes.  The fees are being amortized over the life of the notes.  Amortization of $22,133 was recorded for each of the three months ended February 28, 2007 and 2006.

These notes had a conversion price of 25¢ per underlying common share.  On the issue date of the first tranche of convertible notes of $1,250,000 the market price of the Company’s common stock was 69¢ per share and on the issue date of the second tranche of $750,000 the market price was 45¢ per share.  Because the conversion was “in-the-money” at the date of issue of each tranche, interest expense of $1,026,975 was recorded as of November 29th, 2005 and interest expense of $8,994 was recorded as of February 14th, 2006 due to the beneficial conversion rights.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

NOTE 6-    CONVERTIBLE NOTES PAYABLE (CONTINUED)

The financial statements for the year ended November 30, 2005 did not reflect the debt discount above or the charge of $1,026,975.  In addition, an excess of $100,000 in finance fees related to the first tranche of convertible notes was recorded.  Therefore, the 2005 financial statements were restated to correct these items.  Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default.  However, if the agreement were strictly followed there would be substantial penalties for interest due because of a default and penalties for the inability to satisfy stock registration rights under the agreement which could also be imposed in the future.

NOTE 7-    LONG-TERM LIABILITIES

Long term debt consists of the following:

	February 28 2007	November 30 2006
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$63,463	$70,535
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	183,580	283,580
Loan outstanding with the former owner of an acquired Company, Monarch. The loan is a twelve-month unsecured loan with an interest rate of 5% per annum. A $30,000 reduction in the loan term was negotiated in the Quarter ended February 28, 2007.	15,000	60,000
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is payable on demand without a stated interest rate.	10,000	10,000

Total Long-Term Liabilities	272,043	423,935
Less Unamortized Discount	(8,960)	(6,273)
Total Long-Term Liabilities	263,083	417,662
Less Current Portion	(219,701)	(336,313)

Net Long-Term Liabilities	$43,382	$84,349

NOTE 7-    LONG-TERM LIABILITIES (CONTINUED)

Principal maturities of the long-term liabilities over the next five years are as follows:

Year Ending November 30	Amount
2007	$22,504
2008	20,878
2009	---
2010	---
2011	---
Total Long-Term Liabilities	$43,382

NOTE 8-    LOANS PAYABLE TO SHAREHOLDERS

The $243,581 loan from a shareholder is to be used for working capital. The loan is non-interest bearing, and has no specific repayment terms. The Company has been told that there will not be a demand payment within the next 12 months; therefore, the loan has been classified as a long-term liability.

NOTE 9-    GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern.  As reflected in the financial statements, the Company has incurred cumulative net losses, which has resulted in an increase to its accumulated deficit.  However, the Company has realized its first revenue stream and emerged out of the development stage.  Presently, with the acquisitions, management believes that the Company has the revenue streams necessary to operate and develop its business.  Since there are newly acquired businesses, the Company cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

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

NOTE 10-    RELATED PARTY TRANSACTIONS

During the periods ended February 28, 2007 and 2006, The Company has utilized office space provided by its President, Mr. Arthur Viola at no charge. Loans payable to shareholders at February 28, 2007 totaled $243,581.

NOTE 11-    COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable operating lease that expires May 31, 2009.

Future minimum lease payments follow:

For the year ending November 30,         Amount

    2007                                                                          $22,200

    2008                                                                           31,824

    2009                                                                           16,224

    TOTAL                                                                       $70,248

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

NOTE 12-    RESTATEMENT OF PRIOR PERIODS

The financial statements for the year ended year ended November 30, 2005 were restated to reflect the costs associated with its convertible debt financing done in November of 2005. In addition, the Company incurred new financing in February 2006.  The financial statements for the quarter ended February 28, 2006 are being restated to include interest expense on these notes, to properly reflect the accretion of the debt discount and to restate the amortization of deferred financials costs incurred.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

General

INFe-Human Resources, Inc. was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the over the counter bulletin board through October 31, 2003.  On October 21, 2003, the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a Nevada company formed on May 2, 2002. Daniels Corporate Advisory Company, Inc. has thereafter been a wholly owned subsidiary of Infe.  On December 14, 2005, we formed Infe-Human Resources of New York, Inc., in Nevada to operate a staffing services division.  Infe-Human Resources of New York, Inc. is a wholly owned subsidiary.  On January 19, 2006, we formed Infe-Human Resources Unity, Inc. in Nevada to operate additional staffing services.  Infe-Human Resources Unity, Inc is a wholly owned subsidiary.  In addition, Monarch Human Resources, Inc. is a wholly owned subsidiary of Infe Human Resources of New York, Inc. and Empire Staffing, Inc. is a wholly owned subsidiary of Monarch Human Resources, Inc.

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies.  Our merchant banking plans include an in-house equity funding program in which we intend to finance the growth of client and payroll service companies, as well as purchase equity in small public companies.

However, Infe intends to pursue the growth of the merchant banking business within the next twelve months.  Infe does not intend to register under the Investment Company Act of 1940, but rather intends to operate its merchant banking division within allowable exemptions from registration.

Through our wholly owned subsidiary, Infe-Human Resources of New York, Inc., we conduct part of our employment staffing services. The staffing services includes both temporary and permanent placement for both professional and nonprofessional employment.  Infe Human Resources of New York, Inc. operates through two wholly owned subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc.  Also, through our wholly owned subsidiary, Infe-Human Resources Unity, Inc. we conduct additional employment staffing services.

On June 1, 2006 Infe-Human Resources Unity, Inc. purchased the assets and business operations of Cosmo Temp, Inc. and Mazel Temp, Inc. both of which are employee staffing companies.  The Company formed Infe-Human Resources Unity, Inc. to acquire Cosmo Temp and Mazel Temp, rather than utilize the already operating Infe Human Resources of New York, due to certain future performance based provisions (earn-out provisions) related to the consideration to be paid for the assets and business operations of Cosmo Temp and Mazel Temp.

The staffing business, through both Infe-Human Resources Unity and Infe-Human Resources of New York, is our primary source of revenue.

Daniels developed and implemented the Staffing Company Rollup for its parent, INfe Human Resources, Inc., as a “pilot project” in order to advance and publicize in-house consulting and senior management expertise.  In general, Corporate Consulting Assignments have as a primary aim  for a client company to advance from the OTC:BB to the American Stock Exchange through a leveraged acquisition/rollup strategy. Daniels has not yet achieved this goal, but is still working towards this end.

It is our plan that the future profits from Corporate Consulting Assignments will be invested in the In-house Fund of the Merchant Bank Division for investment in client companies needing equity for down payment amounts in leveraged transaction(s) to meet exchange listing requirements and in the expansion of the wholly-owned Consolidated Staffing Companies through direct acquisition of additional, diversified companies in specific growth niches and through the development of “add on” services that can be marketed down the same client/employee pipeline.

Our newly developed website address is Infehumanresources.com

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

Management believes that Florida is fast growing due to its (i) above average population growth; (ii) a low tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which lead, in management's view, to greater small business formation and correspondingly greater potential demand for our services.

As an additional means to potentially increase our size and scale, we are also reviewing potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add on" services, including investment services to the client company and its employees.  Due to the numerous uncertainties associated with acquiring a company, we do not have a definitive timetable on making our next acquisition.

However, we believe that making acquisitions can be an important method to our growth as a complement to growth internally.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007

COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

Revenues

Revenues were $1,644,044  for the three months ended February 28, 2007, as compared to $687,932 for the three months ended February 28, 2006.  The increase of revenues was due to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.

Cost Of Revenues

Cost of revenues was $1,340,275 for the three months ended February 28, 2007, as compared to $557,225 for the three months ended February 28, 2006. Gross profit was $303,769 for the three months ended February 28, 2007 compared to $130,707 for the three months ended February 28, 2006.

Operating Expenses

Operating expenses for the three months ended February 28, 2007 were $218,713 compared to $183,683 for the three months ended February 28, 2006. This increase was primarily attributed to the Company emerging from the development stage and conducting operations in its staffing subsidiaries.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.

Income (Loss) From Staffing Operations

Income from operations of our staffing business for the three months ended February 28, 2007 was $85,056 compared to a loss of ($52,976) for the three months ended February 28, 2006.

Income (Loss) From Daniels Advisory Consulting Operations

Loss from operations of our Daniels Advisory Consulting business for the three months ended February 28, 2007 was ($114,765) compared to income of $108,928 for the three months ended February 28, 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense was $34,505 and $456 for the three months ended February 28, 2007 and 2006, respectively.

Interest Expense

Interest expense was $132,022 and $ for80,576 the three months ended February 28, 2007 and 2006, respectively.

Interest Income

Interest Income was $0 and $699 for the three months ended February 28, 2007 and 2006, respectively.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $196,235 for the three months ended February 28, 2007, compared to $24,381 for the three months ended February 28, 2006. Net loss per common share was $0.01 for the three months ended February 28, 2007 and $0.00 for the three months ended February 28, 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS

   As of February 28, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Based upon their evaluation as of the end of February 28, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

A material weakness exists as of February 28, 2007 with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

none

ITEM 5.  OTHER INFORMATION

none

Item 6.  Exhibits

EXHIBIT

NUMBER

DESCRIPTION

----- ------------------------------------------------------

31.1

Certification of Principal Executive Officer and Principal Financial Office pursuant to Sarbanes-Oxley Section 302

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Infe-Human Resources, Inc.

                 -------------------------

                 By:  Arthur Viola

                 CHIEF EXECUTIVE OFFICER

                 CHIEF FINANCIAL OFFICER

                 Date: April 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ Arthur Viola

                 By:  Arthur Viola

                 Director

                 Date:  April 23, 2007