Form 10KSB/A
period 2005-11-30
INFE HUMAN RESOURCES INC
filed 2007-07-06
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2005

Amendment No.1

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

Yes [  ]    No [X]

Explanatory Note:

This Amended Form 10-KSB contains changes in Item 8A regarding controls and procedures, in the discussion of liquidity and capital resources and in Exhibit 31.1. Moreover, readers are advised that our Form 10-KSB for the fiscal year end November 30, 2006 filed on April 16, 2007 restates the Company’s financial statements for the year end November 30, 2005. Accordingly, the financial statements in our Form 10-KSB filed on April 16, 2007 should be read in lieu of those contained herein.

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

During the fiscal year ended November 30, 2005, the Company had net cash increase of $1,189,694 from all sources and in particular operations resulting from the proceeds of convertible notes payable in the amount of $1,250,000, an officer loan of $8,600 and $20,000 from the sale of common stock in a private transaction The reduction of net cash of in the amount of $53,018 includes an adjustment to cash in the amount of $220,425 for stock issued for services rendered and $245,000 for stock issued as compensation. Cash used in investing activities amounted to ($35,888) for the fiscal year ended November 30, 2005. The Company does not have any commitments for capital expenditures or leasing commitments in the future, other than its month-to-month lease of its office.

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

Based upon their evaluation as of the end of November 30, 2005, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

21.1

Subsidiaries**

23.1

Consent of Certified Public Accountants*

31.1

Amended Certification pursuant to Sarbanes-Oxley Sec. 302

32.1

Amended Certification pursuant to 18 U.S.C. Sect. 1350

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

Date:  July 06, 2007

Infe-Human Resources, Inc.

By:/s/ Arthur Viola

Name:Arthur Viola

Title: President