Form 10QSB/A
period 2006-02-28
INFE HUMAN RESOURCES INC
filed 2007-07-06
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

Amendment No. 1

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

(check one) Yes [  ]

No [X]

Explanatory Note:

This amended Form 10-QSB has been filed to amend Item 3 regarding controls and procedures.

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

Based upon their evaluation as of the end of February 28, 2006, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

A material weakness exists as of February 28, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet and Statement of Cash Flows, which resulted in misstatements therein. The proceeds of secured convertible notes and related financing costs were not appropriately classified as liabilities and other assets on the Consolidated Balance Sheet and the related financing cash inflows and outflows on the Statement of Cash Flows. In addition, net realizable gains from the sale of securities were not appropriately reported as operating cash flows in our Consolidated Statement of Cash Flows.

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

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Number

Description of Document

------

-----------------------

 3.1 (1)  Articles of Incorporation*

 3.2 (1)  By-laws

 21.1     Subsidiaries*

 31.1     Amended Certification pursuant to Sarbanes-Oxley           Section 302

 32.1     Amended Certification pursuant to 18 U.S.C.Section           1350

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