Form 10QSB
period 2007-05-31
INFE HUMAN RESOURCES INC
filed 2007-07-23
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-QSB

--------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2007

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

---------------------------------------------------------------------------------------------

  (State or other jurisdictionof incorporation or organization)  (IRS Employer Identification No.)

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

As of July 23, 2007, there were 17,673,759  shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes ||   No |X|

INFE-HUMAN RESOURCES, INC.

FOR THE QUARTERLY PERIOD ENDED May 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. ..........................................F-1

Item 2. Management's Discussion and Analysis or Plan of

Operation...............................................................4

Item 3. Controls and Procedures.........................................13

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

FINANCIAL INFORMATION

Item 1.

Financial Statements

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

May 31 , 2007

(Unaudited)

See accompanying notes to consolidated financial statements.

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED MAY 31, 2007 AND MAY 31, 2006
(Unaudited)

See accompanying notes to consolidated financial statements.

INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2007 AND MAY 31, 2006
(Unaudited)

May 31, 2007	May 31, 2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net income (loss)	$(625,919)	$(209,396)
Adjustments to reconcile net income (loss):		
Amortization expense	55,701	-
Depreciation	16,385	936
Common stock issued for services	222,700	159,105
Accretion of debt discount	54,222	54,222
Interest due on beneficial conversion	-	8,994
Amortization of finance cost	44,266	44,266
Loss on sale of marketable securities	39,732	-
Changes in assets and liabilities:		
(Increase)Decrease in accounts receivable	57,738	(185,224)
Decrease in due to/from factor	5,353	-
(Increase) in deposits	-	(993,641)
(Increase) in prepaid expenses	(62,075)	(14,128)
Increase in common stock to be issued	200,000	-
Increase(Decrease) in accounts payable	126,400	(157,115)
Decrease in accrued income receivables	(9,950)	-
Increase in deferred revenue	-	(23,572)
Total cash flows from operating activities	$124,553	(1,315,553)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Acquisition of businesses goodwill	-	(691,773)
Securities purchased - sold net	37,246	(55,648)
Acquisition costs incurred	-	(29,168)
Total cash flows from investing activities	37,246	(776,589)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds of convertible notes payable	-	750,000
Payments of notes issued on acquisition	(180,000)	-
Proceeds from loans from officers	60,964	111,555
Proceeds on notes	-	166,902
Payments on note to bank	(12,739)	-
Total cash flows from financing activities	(131,775)	1,028,457
Increase in cash and equivalents	30,024	(1,063,685)
Cash and cash equivalents at beginning of period	73,472	1,189,694
Cash and cash equivalents at end of period	$103,496	$126,009

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 2-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 27, 2007 the Company’s wholly owned subsidiary INfe Human Resources of New York purchased all of the outstanding shares of Gilsor Technology Holdings, Inc. (“Gilsor”), all of whose transactions from the date of acquisition are included as part of these consolidated statements.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, INFe Human Resources – Unity, Cosmo Temp and Mazel Temp (“Cosmo/Mazel”), INFe Human Resources of New York, Monarch Human Resources (“Monarch”), Express Employment Agency Corporation (“Express”), Empire Staffing Inc. (“Empire”), Gilsor Technology Holdings, Inc. (“Gilsor”), and Daniels Corporate Advisory Company (“Daniels”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains it cash accounts at several financial institutions, and the funds are insured at each institution to the maximum limit of $100,000 set by the Federal Savings and Loan Association.  At May 31, 2007 there were no uninsured balances.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company is in the process of bringing its tax filings current.

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006 the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement financial institution makes advances in reliance on the collectibility of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At May 31, 2007, trade receivables of $234,443 had been sold to a financing company and the Company has received advances of $212,539 against those receivables. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Accounts receivable not financed consisted of the following at May 31, 2007 and November 30, 2006:

	2007	2006
Accounts receivable	$272,244	$360,632
Allowance for doubtful accounts	(14,500)	(45,150)
	$257,744	$315,482

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 4-INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB. The fair market values of the investments were $24,791 and $82,211 at May 31, 2007 and November 30, 2006, respectively.  Net unrealized gains(losses) for the three months ended May 31, 2007, and twelve months ended November 30, 2006 were $16,062 and ($40,380) respectively.

NOTE 5-    ACQUISITIONS AND INTANGIBLE ASSETS

In December 2005, the Company acquired Monarch, in June 2006 acquired Cosmo/Mazel and in April 2007 the Company acquired Gilsor.  The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired, with the excess of the purchase prices over the amounts of those items recorded as goodwill.  Valuations were determined by an independent valuation expert for Monarch and Cosmo/Mazel.  A summary of the assets acquired for each of these business purchases is as follows:

Amortization of intangible assets were $55,701 and $0 for the six months ended May 31, 2007 and 2006 respectively. Accumulated amortization at May 31, 2007 was $ 120,429. In the quarter ended February 28, 2007 the Company renegotiated one of the notes issued in the acquisition and the note was reduced by $30,000 which reduced the goodwill.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

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

The Company paid finance fees of $265,000 in association with the convertible notes.  The fees are being amortized over the life of the notes.  Amortization of $44,266 was recorded for each of the six months ended May 31, 2007 and 2006, respectively.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 6-    CONVERTIBLE NOTES PAYABLE (CONTINUED)

These notes have a conversion price of 25¢ per underlying common share.  On the issue date of the first tranche of convertible notes of $1,250,000 the market price of the Company’s common stock was 69¢ per share and on the issue date of the second tranche of $750,000 the market price was 45¢ per share.  Because the conversion was “in-the-money” at the date of issue of each tranche, interest expense of $1,026,975 was recorded as of November 29th, 2005 and interest expense of $8,994 was recorded as of February 14th, 2006 due to the beneficial conversion rights. The amount of shares which can be converted is limited to 4.99% of the total of the then existing outstanding shares plus the shares to be received on conversion. The financial statements for the year ended November 30, 2005 did not reflect the debt discount above on the notes issued in 2005 or the charge of $1,026,975.  In addition, finance fees related to the first tranche of convertible notes was overstated by $100,000.  Therefore, the 2005 financial statements were restated to correct these items.  Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default.  However, if the agreement were strictly followed there would be substantial penalties for interest due for the inability to satisfy stock registration rights under the agreement, which the lender could impose in the future.

NOTE 7-    COMPLETED ACQUISITIONS

On April 27, 2007 INFE- Human Resources, Inc. purchased 100% of the outstanding stock of Gilsor in exchange for 150,000 fully vested shares of restricted common stock of IFHR. Additionally, the shareholders are hereby granted, subject to the vesting provisions set forth in the warrants, 4,000,000 warrants to acquire stock of IFHR. Warrants may not be vested unless IFHR achieves $7.5 million in additional quarterly revenue as reported in its periodic SEC filings and $720,000 in additional quarterly EBITDA also as reported in its SEC filings and IFHR successfully refinances its existing debt on terms suitable to IFHR’s Chairman. The warrants are convertible at various excise prices as benchmarks are reached and the warrants become vested.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 8-    LONG-TERM LIABILITIES

Long –Term debt consist of the following:	May 31,	November 30,
	2007	2006
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$57,796	$70,535
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	118,580	283,580
Loan outstanding with the former owner of an acquired Company, Monarch. The loan is a twelve-month unsecured loan with an interest rate of 5% per annum. A $30,000 reduction in the loan was negotiated in the quarter ended February 28, 2007.	15,000	60,000
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is payable on demand without a stated interest rate.	10,000	10,000
Total Long-Term Liabilities	201,376	423,935
Less Unamortized Discount	(1,792)	(6,273)
Total Long-Term Liabilities	199,584	417,662
Less Current Portion	(157,785)	(336,313)

Net Long-Term Liabilities	$41,799	$84,349

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 8-    LONG-TERM LIABILITIES (CONTINUED)

Principal maturities of the long-term liabilities over the next five years are as follows:

Year Ending November 30	Amount
2007	$22,389
2008	19,410
2009	---
2010	---
2011	---
Total Long-Term Liabilities	$41,799

NOTE 9-    LOANS PAYABLE TO SHAREHOLDERS

The $276,670 loan from a shareholder is to be used for working capital. The loan is non-interest bearing, and has no specific repayment terms. The Company has been told that there will not be a demand payment within the next 12 months; therefore, the loan has been classified as a long-term liability.

NOTE 10-    GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern.  As reflected in the financial statements, the Company has incurred cumulative net losses, which has resulted in an increase to its accumulated deficit.  However, the Company has realized its first revenue stream and emerged out of the development stage.  Presently, with the acquisitions, management believes that the Company has the revenue streams necessary to operate and develop its business.  Since they are newly acquired businesses, the Company cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 10-    GOING CONCERN (CONTINUED)

financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed along with working capital being raised management believes that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements also do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 11-    RELATED PARTY TRANSACTIONS

During the periods ended May 31, 2007 and 2006, The Company has utilized office space provided by its President, Mr. Arthur Viola at no charge. Loans payable to shareholders at May 31, 2007 totaled $276,670.

NOTE 12-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under a non-cancelable operating lease that expires May 31, 2009.

Future minimum lease payments are as follows:

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

                                                                                                                                             ===========

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007 AND 2006

NOTE 12-    COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies

Under the registration rights agreement with the Holders of our Convertible Notes, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default. Accordingly, the Company’s failure to make a registration effective could result in the assessment of liquidation damages in the amount of $40,000 per month against Infe beginning from July 30, 2006.

NOTE 13-    RESTATEMENT OF PRIOR PERIODS

The financial statements for the year ended November 30, 2005 were restated to reflect the cost associated with its convertible debt financing done in November of 2005. In addition the Company incurred new financing in February 2006. The financial statements for the six months ended May 31, 2006 are being restated to include interest expense on these notes, to properly reflect the accretion of the debt discount and to restate the amortization of deferred financing costs incurred and to record beneficial conversion on the notes issued in fiscal year 2006. The effect of the restatements were to reduce equity at May 31, 2006 by  $1,318,168 and to reduce the net income for the six months ended May 31, by $213,102 and $106,032, respectively.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

General

INFe-Human Resources, Inc. was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the over the counter bulletin board through October 31, 2003.  On October 21, 2003, the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a Nevada company formed on May 2, 2002. Daniels Corporate Advisory Company, Inc. has thereafter been a wholly owned subsidiary of Infe.  On December 14, 2005, we formed Infe-Human Resources of New York, Inc., in Nevada to operate a staffing services division.  Infe-Human Resources of New York, Inc. is a wholly owned subsidiary.  On January 19, 2006, we formed Infe-Human Resources Unity, Inc. in Nevada to operate additional staffing services.  Infe-Human Resources Unity, Inc is a wholly owned subsidiary.  In addition, Monarch Human Resources, Inc. is a wholly owned subsidiary of Infe Human Resources of New York, Inc. and Empire Staffing, Inc. is a wholly owned subsidiary of Monarch Human Resources, Inc.  On April 27, 2007, we purchased all of the issued and outstanding equity of Gilsor Technology Holdings, Inc. resulting in Gilsor becoming a wholly owned subsidiary.

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies.  Merchant banking includes equity funding of the growth of client and payroll service companies, as well as funding equity of small public companies.

We are considering divesting ourselves of Daniels through a dividend to our shareholders of all of the Daniels capital stock in a transaction known as a “spin-off”.

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

Our newly developed website address is Infehumanresources.com

Future Plans

We intend to look at potential acquisitions in complementary areas of staffing services and grow through internal sales and development initiatives as well.

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

We are considering divesting ourselves of Daniels through a dividend to our shareholders of all of the Daniels capital stock in a transaction known as a “spin-off”.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2007

COMPARED TO THREE MONTHS ENDED MAY 31, 2006

Revenues

Revenues were $2,397,640 for the three months ended May 31, 2007, as compared to $1,124,571 for the three months ended May 31, 2006.  Our primary source of revenue is through the staffing industry.  Our revenues increased by $1,273,069 or 113%.  The increase in revenue is primarily due to the Cosmo/Mazel acquisition.

Cost Of Revenues

Cost of revenues was $1,875,491 for the three months ended May 31, 2007, as compared to $965,564 for the three months ended May 31, 2006. Our cost of revenues increased by $909,927 or 84% all of which increase was in the staffing business and related to the Cosmo/Mazel acquisition.

Gross Profits

Gross profits was $522,149 for the three months ended May 31, 2007 and $159,007 for the three months ended May 31, 2006. Gross profit increased by $363,142 or 228% and relates to a decrease in workers compensation costs and the replacing of lower margin business with higher margin business.

Operating Expenses

Operating expenses for the three months ended May 31, 2007 were $399,790 compared to $89,668 for the three months ended May 31, 2006. This increase was primarily attributed to the Company’s growth, mainly as a result of acquisitions.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.

Income From Staffing Operations

Income from staffing operations for the three months ended May 31, 2007 increased to $159,941, prior to adjustment for depreciation and amortization, compared to $69,819 for the three months ended May 31, 2006. The increase in income was a result of acquisitions, and in particular the Cosmo/Mazel acquisition.

Loss From Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the three months ended May 31, 2007 was ($426,147) compared to ($123,949) for the three months ended May 31, 2006. During the quarter, Daniels incurred substantial costs for presenting Corporate Development - Growth Strategies to potential clients that are OTC: BB Companies. The Strategies presented centered on roll-ups in market niches in their specific industries and the specifics of leveraged transactions and their benefit, including achieving the critical mass to achieve American Stock Exchange Listing. ;

Interest Expense

Interest expense was $155,896 and $93,348 for the three months ended May 31, 2007 and 2006, respectively. This increase was primarily attributable to interest on our outstanding 8% Callable Secured Convertible Notes.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was ($495,684) for the three months ended May 31, 2007, compared to ($138,020) for the three months ended May 31, 2006. Net loss per common share was ($0.03) for the three months ended May 31, 2007 and ($0.01) for the three months ended May 31, 2006.

SIX MONTHS ENDED MAY 31, 2007

COMPARED TO SIX MONTHS ENDED MAY 31, 2006

Revenues

Revenues were $4,041,684 for the six months ended May 31, 2007, as compared to $1,812,503 for the six months ended May 31, 2006. Our primary source of revenue is through the staffing industry. Revenues increased by $2,229,282 or 122%.  The increase in revenue is primarily due to the Cosmo/Mazel acquisition which occurred on June 1, 2006.

Cost Of Revenues

Cost of revenues was $3,215,766 for the six months ended May 31, 2007, as compared to $1,522,789 for the six months ended May 31, 2006. Cost of revenues increased by %1,692,977 or 111% all of which increase was in the staffing business and related to the Cosmo/Mazel acquisition.

Gross Profit

Gross profits were $825,918 for the three months ended May 31, 2007 as compared to $289,714 for the three months ended May 31, 2007. Gross profit increased by $536,204 or 185% and relates to a decrease in workers compensation costs and the replacing of lower margin business with higher margin business.

Operating Expenses

Operating expenses for the six months ended May 31, 2007 were $653,007 compared to $312,7204 for the six months ended May 31, 2006. This increase was primarily attributed to the Company’s growth, mainly as a result of acquisitions.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is its compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company now incurs significant selling, general and administrative expenses.

Income (Loss) From Staffing Operations

Income from staffing operations for the six months ended May 31, 2007 was $244,997, prior to adjustment for depreciation and am-ortization compared to a loss of ($22,070) for the six months ended May 31, 2006. The increase in income was a result of ac-quisitions, and in particular the Cosmo/Mazel acquisition.

Loss From Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the six months ended May 31, 2007 was ($540,912) compared to ($15,021) for the six months ended May 31, 2006. Daniels had gains from the sale of stock in 2006 that were not repeated in 2007. During the quarter, Daniels incurred substantial costs for presenting Corporate Development to potential clients that are OTC: BB Companies. The Strategies presented centered on roll-ups in market niches in their specific industries and the specifics of leveraged transactions and their benefit, including achieving the critical mass to achieve American Stock Exchange Listing.

Interest Expense

Interest expense was $287,918 and $182,006 for the six months ended May 31, 2007 and 2006, respectively. The increase was primarily attributable to interest on our outstanding 8% Callable Secured Convertible Notes of which $750,000 was given to the Company in February 2006.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was ($655,919) for the six months ended May 31, 2007, compared to ($209,396) for the six months ended May 31, 2006. Net loss per common share was ($0.04) for the six months ended May 31, 2007 and ($0.02) for the six months ended May 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements are prepared on a going concern basis, which assumes that we will realize assets and discharge liabilities in the normal course of business. With continued efforts to reduce expenses and increase revenues we believe we will generate sufficient cash flow to support current operations through fiscal 2007.  We have cash flow demands on financing we currently have in place, however the interest payments are non-cash items, as they are contracted to be paid in the form of common stock.  Management is currently seeking replacement financing that will be more conducive to achieving long term goals via additional acquisitions using the common stock and other securities packages of the company.

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

On June 1, 2006, Infe closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing Infe utilized $950,000 of its cash.  In addition at Closing Infe was obligated to pay an additional $333,580 over the next twelve months payable $83,395 per quarter. As of May 31, 2007 the outstanding balance owed for the acquisition of Cosmo Temp and Mazel Temp was $118,580.

Additional financing is currently being raised in the form of accounts receivable financing (factoring); while negotiations continue with institutional investors for a private placement of equity securities.

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

The funds from the sale of the Convertible Promissory Notes provided the down payment amounts for the Monarch Acquisition and its add-on acquisition of Express Employment, as well as the down payment amount for the Cosmo/Mazel Asset Purchase Acquisition.  The Convertible Note funding also provided working capital for the entire staffing operation, as well as our overall operations.   To date, the Convertible Notes have provided $2 Million.  Management is actively seeking replacement financing and expects to pay off the Convertible Notes over the next 12 months either by means of outside financing or a combination of outside financing and the use of excess cash flow from all the staffing subsidiaries as well as any consulting cash flows.  The Company does not expect the conversion of a significant portion of the Notes and may provide non-affiliated, friendly buyers for the Notes.

Unlike venture capital funding, the Convertible Note Financing allows management to stay in charge and carryout its business plan without judgmental interference and does not drain corporate liquidity and cash. Unlike conventional venture capital debt, whose debt service comes out of corporate cash flow, the existing Convertible Note Debt is convertible into equity.

Section 4(e) of the Securities Purchase Agreement with the Holders of our Convertible Notes prohibits Infe from obtaining additional equity financing involving the sale of convertible securities, common stock at a discount to market or warrants, without first obtaining the consent of the Holders, for a period ending on the later of 270 days from November 30, 2005 or 180 days from the effectiveness of a registration statement. In ad dition, Infe granted the Holders a right of first refusal on future offerings for a period in excess of two (2) years.  The right of first refusal is subject to certain exclusions, including, a capital raise involving a firm commitment underwritten public offering for in excess of $15,000,000, issuances associated with mergers, acquisitions and joint ventures, and issuances under stock option plans.

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

Under the registration rights agreement with the Holders of our Convertible Notes, if a registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the Note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default.  Accordingly, the Company’s failure to make a registration effective could result in the assessment of liquidated damages in the amount of $40,000 per month against Infe beginning from July 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

   As of May 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

     In addition, we lease approximately 900 square feet of Executive Office/Board Room space at 106 Central Park South in Manhattan New York.  This space is rented by the Company on a month to month basis from the Chairman and CEO, Arthur D. Viola, who has personally guaranteed a one year lease on the space.

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

Based upon their evaluation as of the end of May 31 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and re ported within the time periods specified in the SEC rules and forms.

Our management has taken steps to correct previously disclosed material weaknesses in the preparation, review, presentation and disclosures in our Consolidated Financial Statements.  We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 21, 2007 we issued 97,000 shares of restricted common stock to Lloyd Glick as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

On June 21, 2007 we issued 48,500 shares of restricted common stock to Jay O. Wright as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

On June 21, 2007 we issued 4,500 shares of restricted common stock to A. David Silver as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

On May 8, 2007, the Board of Directors approved the issuance of 50,000 shares of its Series B Preferred Stock to Arthur Viola, the Chief Executive Officer, director and 10% shareholder for services rendered.  The Company valued the Preferred Stock at $50,000.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

none

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

none

ITEM 5.  OTHER INFORMATION

We are considering divesting ourselves of Daniels through a dividend to our shareholders of all of the Daniels capital stock in a transaction known as a “spin-off”.

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

                 Infe-Human Resources, Inc.

                 /s/Arthur Viola

                 By:  Arthur Viola

                 CHIEF EXECUTIVE OFFICER

                 CHIEF FINANCIAL OFFICER

                 Date: July 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ Arthur Viola

                 By:  Arthur Viola

                 Director

                 Date:  July 23, 2007