Form 10QSB
period 2007-08-31
INFE HUMAN RESOURCES INC
filed 2007-10-22
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-QSB

--------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2007

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

  (State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

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

As of October 19, 2007, there were 18,911,259 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes ||   No |X|

INFE-HUMAN RESOURCES, INC.

FOR THE QUARTERLY PERIOD ENDED August31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. .........................................F-1

Item 2. Management's Discussion and Analysis or Plan of

Operation..............................................................4

Item 3. Controls and Procedures........................................13

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

 INFe-HUMAN RESOURCES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEET

August 31, 2007 and November 30, 2006

 See accompanying notes to consolidated financial statements.

 INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED AUGUST 31, 2007 AND AUGUST 31, 2006

 (Unaudited)

 INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

COMPREHENSIVE INCOME STATMENET FOR THE NINE MONTHS AND THREE MONTHS ENDED AUGUST 31, 2007 AND AUGUST 31, 2006

(Unaudited)

 See accompanying notes to consolidated financial statements.

 INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED AUGUST 31, 2007 AND AUGUST 31, 2006

 (Unaudited)

 See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

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

On December 20, 2005 the Company’s wholly owned subsidiary INfe Human Resources of New York (“InfeNY”) purchased all of the outstanding shares of Monarch Human Resources (“Monarch”) which had purchased the assets and the business of Business Staffing, Inc. on December 19, 2005, all of whose transactions from the date of acquisition are included as part of these consolidated statements. In addition, InfeNY purchased Express Employment Agency (“Express”) on March 28, 2006 in a transaction deemed to be not significant. All of the transactions of Express are included as part of these consolidated statements.

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

On April 27, 2007, the Company purchased all of the capital stock of Gilsor Technologies, Inc. (“Gilsor”) (see Note 6). All of the transactions of Gilsor from the date of acquisition are included as part of these consolidated statements.

.

Interim Financial Statements

The unaudited condensed financial statements included herein have been prepared by INFe – Human Resources, Inc. (“INFe”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position of the Company at May 31, 2007 and the results of its operations and its cash flows for the interim period ended May 31, 2006. The accompanying condensed financial statements have been prepared in accordance with accounting standards for interim financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended November 30, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 27, 2007 the Company’s wholly owned subsidiary INfe Human Resources of New York purchased all of the outstanding shares of Gilsor Technology Holdings, Inc. (“Gilsor”), all of whose transactions from the date of acquisition are included as part of these consolidated statements. This transaction is not considered to be material to the financial position of the Company.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, INFe Human Resources – Unity, Cosmo Temp and Mazel Temp (“Cosmo/Mazel”), INFe Human Resources of New York, Monarch Human Resources (“Monarch”), Express Employment Agency Corporation (“Express”), Empire Staffing Inc. (“Empire”), Gilsor Technology Holdings, Inc. (“Gilsor”) and Daniels Corporate Advisory Company (“Daniels”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatements and Reclassifications

The financial statements for the nine and three months ended August 31, 2006 have been restated to correct certain errors made in the previous filing on Form 10QSB for August 31, 2006, the result of which was to reduce the net loss for the nine months ended August 31, 2006 from $262,427 to $107,073 and to reduce the net loss for the three months ended August 31, 2006 from $266,133 to $102,736. Certain reclassifications in the financial statements for August 31, 2006 have also been made to conform with the current year’s presentation

Use of Estimates

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

The company earns income from four potential revenue streams. The majority of the business is temporary staffing where we earn and accrue the revenue as the service is performed. The expenses associated with these revenues (wages, payroll taxes and benefits) are accrued as the wages are earned.  Less than five percent of our revenue comes from permanent placements where we earn and accrue the revenue 30 days after a client hires an employee full time on their payroll as per our hire agreement. Our only expense on this work is commissions, which are accrued and payable when the revenue is earned. During the last fiscal year we had a nominal amount of consulting income through Daniels Corporate Consulting, which is performed on a contractual basis only with revenues being accrued as the contract is performed and any expenses associated with these revenues is accrued when incurred. Lastly, we have not performed any merchant banking services but in such a case we would earn revenues through the receipt of discounted stock positions paid to us in exchange for consulting services performed. The revenue would be earned upon the completion of the services and any expenses would be recorded as incurred.

The Company’s wholly owned subsidiaries, INFe-Human Resources of New York, Inc., and INFe Human Resources-Unity, Inc. conduct employment-staffing services.

The Company’s wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., had revenues as a result of corporate financial consulting services in the amount of $55,000 through a contract to perform consulting services over a 14-month period beginning October 13, 2005 and ending December 14, 2006.  The Company recognized earnings of $0 and $35,358 in the nine months ended August 31, 2007 and 2006, respectively, and $0 and $11,786 in the three months ended August 31, 2007 and 2006, respectively from this contract. Daniels Corporate Advisory Company also operates the merchant banking division, which did not have any revenues.

Investments

Marketable securities are classified as available-for-sale. Accordingly, they are carried at fair value with unrealized gains and losses reported, net of deferred income taxes, in accumulated other comprehensive income, a separate component of stockholder’s equity.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

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

Allowance for Bad Debts

The Company establishes an allowance for bad debts through a review of several factors, including historical collection experience, current aging status of the customer accounts, and the financial condition of our customers.

Fixed Assets

Fixed assets are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Financing Fees

Financing fees are being amortized over the life of the related liability on the straight-line method which is not materially different than using the effective interest method.

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

Evaluating Impairment of Long-lived Assets

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

use, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization ceases while it is classified as held for sale.

Earnings Per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and the conversion of the Convertible Notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti−dilutive.

There were no stock options granted through August 31, 2007. The Company has warrants outstanding for 1,800,000 shares of the Company’s common stock at August 31, 2007.  At August 31,2007 and 2006, the Company’s convertible notes could have been converted into 2,609,439 shares, after giving effect to the limitation per lender of 4.99% of outstanding common stock. At August 31, 2007 the notes payable to the former owner of Cosmo/Mazel were convertible into 195,267 shares of common stock.

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

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006 the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement the financial institution makes advances in reliance on the collectibility of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At August 31, 2007, trade receivables of $372,662 had been sold to a financing company and the Company has received advances of $335,396 against those receivables. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Accounts receivable not financed consisted of the following at August 31, 2007 and November 30, 2006:

	2007	2006
Accounts receivable	$159,184	$360,632
Allowance for doubtful accounts	(14,500)	(45,150)
	$144,684	$315,482

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 4-INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments were $8,367 and $82,211 at August 31, 2007 and November 30, 2006, respectively.

Marketable securities are classified as available-for-sale. During the nine months ended August 31, 2007 and 2006, available-for-sale securities were sold and gross realized gains (losses) on these sales totaled ($56,108) and $103,577, respectively. In addition, realized gains (losses) on sales for the three months ended August 31, 2007 and 2006 were ($16,376) and ($44,816), respectively. For purpose of determining gross realized gains, the cost of securities sold is based on the FIFO method of valuation.

NOTE 5-    ACQUISITIONS AND INTANGIBLE ASSETS

In April 2007 the Company acquired Gilsor Technology Holdings, Inc. for 150,000 shares of restricted common stock which was valued at $.35 per share or $52,500 which was attributed to goodwill. This acquisition was determined to be not material to the financial position of the Company. In addition, the Company issued 4,000,000 contingent warrants which vest over a tiered vesting period based on future earnings and other factors. Further, the Company issued 1,000,000 warrants in connection with a separate consulting agreement with one of the principals. These warrants were valued at $327,879 using the Black-Scholes pricing model using the following assumptions:

Valuation assumptions:
Expected term (in years)	7
Expected stock price volatility	182%
Expected stock dividend yield	0%
Risk-free interest rate	4.4%

Amortization of intangible assets was $83,551 and $37,171 for the nine months ended August 31, 2007 and 2006, respectively and $27,850 and $27,564 for the three months ended August 31, 2007 and 2006, respectively. Accumulated amortization of intangibles at August 31, 2007 was $148,288. In the quarter ended February 28, 2007 the Company renegotiated one of the notes issued in the acquisition of Business Staffing, Inc. (Monarch) and the note was reduced by $30,000, which reduced the intangible asset.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 6-    CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the buyer to purchase 800,000 shares of common stock at an exercise price of $1.50 per share.  The Company has issued $2,000,000 of convertible notes in two tranche’s, one tranche of $1,250,000 was issued on November 29 th , 2005 and the second tranche of $750,000 was issued on February 14 th , 2006.  The notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes has been accounted for as a debt discount, being amortized over the life of the corresponding convertible notes. The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

	February 14,	November 29,
Issue date	2006	2005
Valuation assumptions:
Expected term (in years)	5	5
Expected stock price volatility	125%	132%
Expected stock dividend yield	0%	0%
Risk-free interest rate	4.6%	4.4%
Fair value per warrant	$0.351	$0.543
Number of warrants	300,000	500,000
Value of warrants	$105,263	$271,458
Relative value of warrants	$92,308	$223,025

The Company paid finance fees of $265,600 in association with the convertible notes.  These fees are being amortized over the life of the notes.  Amortization of $66,399 was recorded for each of the nine month periods ended August 31, 2007 and 2006, respectively, and $22,133 was recorded for each of the three month periods ended August 31, 2007 and 2006, respectively.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 6-    CONVERTIBLE NOTES PAYABLE (CONTINUED)

These notes have a conversion price of 25¢ per underlying common share.  On the issue date of the first tranche of convertible notes of $1,250,000 the market price of the Company’s common stock was 69¢ per share and on the issue date of the second tranche of $750,000 the market price was 45¢ per share.  Because the conversion was “in-the-money” at the date of issue of each tranche, interest expense of $1,026,975 was recorded as of November 29 th , 2005 and interest expense of $8,994 was recorded as of February 14 th , 2006 due to the beneficial conversion rights. The amount of shares which can be converted is limited to 4.99% per holder of the total of the then existing outstanding shares plus the shares to be received on conversion. The financial statements for the year ended November 30, 2005 did not reflect the debt discount above on the notes issued in 2005 or the charge of $1,026,975.  In addition, finance fees related to the first tranche of convertible notes was overstated by $100,000.  Therefore, the 2005 financial statements were restated to correct these items.  Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default. However, if the agreement were strictly followed there would be substantial penalties for interest due for the inability to satisfy stock registration rights under the agreement, which the lender could impose in the future. Although the holder has not considered the notes to be in default, the notes could be called at the option of the holders and therefore it is being classified as a current liability.

NOTE 7-    COMPLETED ACQUISITIONS

On April 27, 2007 INFE- Human Resources, Inc. purchased 100% of the outstanding stock of Gilsor in exchange for 150,000 fully vested shares of restricted common stock , which were valued at $.35 per share or $52,500. Additionally, the shareholders were granted, subject to the vesting provisions set forth in the warrants, 4,000,000 warrants to acquire stock of INfe. Warrants may not be vested unless Infe achieves $7.5 million in additional quarterly revenue as reported in its periodic SEC filings and $720,000 in additional quarterly EBITDA also as reported in its SEC filings and INfe successfully refinances its existing debt on terms acceptable to IFHR’s Chairman. The warrants are convertible at various exercise prices as benchmarks are reached and the warrants become vested.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 8-    LONG-TERM LIABILITIES

Long –Term debt consists of the following:	August 31,	November 30,
	2007	2006
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$54,639	$70,535
Loan outstanding with an employee and former owner of Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	58,580	283,580
Loan outstanding to the former owner of an acquired company The loan is a twelve-month unsecured loan with an interest rate of 5% per annum.A $30,000 reduction in the loan was negotiated in the quarter ended February 28, 2007.	15,000	60,000
Loan outstanding with an employee and former owner of, Cosmo/Mazel. The loan is payable on demand without a stated interest rate.	10,000	10,000
Total	138,219	423,935
Less: Unamortized Discount	-	(6,273)
Total	138,219	417,662
Less:Current Portion	(100,143)	(336,313)

Net Long-Term Liabilities	$38,076	$81,349

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 AND 2006

NOTE 8-    LONG-TERM LIABILITIES (CONTINUED)

At August 31, 2007, the notes payable to the former owner of Cosmo/Mazel are convertible into 195,267 shares of common stock.

Principal maturities of the long-term liabilities over the next five years are as follows:

Year Ending August 31	Amount
2008	$100,143
2009	18,162
2010	19,914
Total	$138,219

NOTE 9-    LOANS PAYABLE TO SHAREHOLDERS

The $341,392 loan from a shareholder is to be used for working capital. The loan is non-interest bearing, and has no specific repayment terms. The Company has been told that there will not be a demand payment within the next 12 months; therefore, the loan has been classified as a long-term liability.

NOTE 10-  Preferred and Common Stock issued and to be issued

During the nine months ended August 31, 2007, the Company issued 50,000 shares of preferred stock valued at $50,000 to Arthur Viola, Chairman and CEO as compensation.

The preferred stock has been designated Series B Preferred Stock. Each share of Series B Preferred stock is entitled to 500 votes on all matters. In the event that such votes do not total 51% of all votes, then the votes cast by Series B Preferred Stock holders shall be equal to 51%. The holders of shares of Series B Preferred Stock, in preference to the holders of common stock are entitled to a dividend or distribution equal to any dividend declared on Common Stock.

During the nine months ended August 31, 2007, the Company issued 1,308,285 shares valued at $130,829 to various vendors for services rendered. In addition, the Company issued 1,600,000 shares valued at $160,000 to various employees, including $500,000 shares valued at $50,000 issued to Arthur Viola, Chairman and CEO as compensation.

In addition, during the nine months ended August 31, 2007, the Company received $200,000 in cash from two parties for which the Company issued 1,000,000 shares of common stock valued at $200,000. Further the Company is committed to issue 212,500 shares of common stock valued at $42,000.

NOTE 11-    GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern.  As reflected in the financial statements, the Company has incurred cumulative net losses, which has resulted in an increase to its accumulated deficit.  However, the Company has realized its first revenue stream and emerged out of the development stage.  Presently, with the acquisitions, management believes that the Company has the revenue streams necessary to operate and develop its business.  Since they are newly acquired businesses, the Company cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 11-    GOING CONCERN (CONTINUED)

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

NOTE 12-    RELATED PARTY TRANSACTIONS

During the periods ended August 31, 2007 and 2006, The Company has utilized office space provided by its President, Mr. Arthur Viola at no charge. Loans payable to shareholders at August 31, 2007 totaled $341,392.

NOTE 13-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases that expire April 30, 2009 and May 31, 2009.

Future minimum lease payments are as follows:

For the 12 months ending August 31,	Amount
2008	$ 49,200
2009	54,900
2010	30,000
$ 134,100

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 AND 2006

NOTE 13-    COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In connection with the acquisition of Cosmo/Mazel, 100,000 shares of common stock are being held in escrow and will be released to seller as additional purchase price on the date the promissory note is paid in full.

Also in connection with the acquisition of Cosmo/Mazel, 200,000 shares of common stock are being held in escrow as security for the payment of the promissory note. Further, in connection with the acquisition of Cosmo/Mazel, there is a contingent earn out that could result in payments of $716,420 based on achievement of certain gross profit milestones.

In connection with the acquisition of Gilsor, 2,000,000 warrants exercisable at $.001 per share vest based on cumulative gross profit targets and another 2,000,000 warrants exercisable at one half of the closing price on the day before exercise and vest on the same schedule and criteria as the first 2 million.

Pursuant to an agreement with Bayberry Capital, Inc. there is a contingent monthly cash fee of the lesser of $6,250 or 1/36th of 1% of the sum of annual revenue related to Gilsor introductions for two years with certain extensions, as defined.

.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED August 31, 2007

COMPARED TO THREE MONTHS ENDED August 31, 2006

Revenues

Revenues were $2,244,087 for the three months ended August 31, 2007, as compared to $2,510,580 for the three months ended August 31, 2006,  a decrease of $266,493 or 10.6%. This decrease reflects a reduction in revenue of our staffing operations, which is our primary source of revenue.staffing .

Cost Of Sales

Cost of revenues was $1,896,361 for the three months ended August 31, 2007, as compared to $2,040,430 for the three months ended August 31, 2006, a decrease of $144,069 or 7.1%. This decrease is primarily due to the reduction in revenue in our staffing operations, which are our principle source of revenue.

Gross Profit

Gross profit was $347,726 for the three months ended August 31, 2007 and $470,150 for the three months ended August 31, 2006. Gross profit decreased by $122,424 or 26.0% which was principally the result of a decrease in  revenue in our staffing operations.

Operating Expenses

Operating expenses, including depreciation and amortization,for the three months ended August 31, 2007 were $337,764 compared to $326,601 for the three months ended August 31, 2006.  The increase of $11,163 (3.4%) included an increase in depreciation and amortization of $16,186 and resulted in a minor decrease in selling and general and administrative expenses of $5,023 which reflects the lower level of staffing revenues.

Income  from Staffing Operations

Income  from staffing operations for the three months ended August 31, 2007 was$9,962  compared to $143,549 for the three months ended August 31, 2006. The decrease  in income  was due to the items discussed above .

Loss From Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the three months ended August 31, 2007 was $229,505 compared to $177,354 for the comparable period of 2006, an increase of $52,151 or 29.4%, in 2007, Daniels incurred substantial costs in connection with presenting Corporate Development - Growth Strategies to potential clients that are OTC: BB Companies. The Strategies presented centered on roll-ups in market niches in their specific industries and the specifics of leveraged transactions and their benefit, including achieving the critical mass to achieve American Stock Exchange Listing. In addition, the loss for the three months ended August 31, 2006 includes $42,018 representing a net realized loss on marketable securities while the net realized loss for the three months ended August 31, 2007  was $16,376. Exclusive of realized  losses from marketable securities the loss from Daniels Advisory Consulting operations was $135,336 for the three months ended August 31, 2006 compared to $213,050 for the three months ended August 31, 2007.

Loss From Daniels Advisory Consulting Operations

Interest Expense

Net interest expense was $142,512and $68,960, for the three months ended August 31,2007and 2006,respectively, an increase of $73,552 or 107%  This increase was primarily attributable to an increase in interest on factored receivables..

Net Loss Net loss  was ($362,055) for the three months ended August 31, 2007, compared to ($102,736) for the three months ended August 31, 2006, an increase of $259,319 or 252%. This increased loss is principally related to the decreased gross profit of $122,424, increased loss from Daniels Advisory Consulting of $52,151, increased depreciation and amortization expense of $35,777and the increase in net interest expense of $53,990 offset by a decrease in selling and general and administrative expenses of $5,023.

NINE MONTHS ENDED August 31, 2007

COMPARED TO NINE MONTHS ENDED August 31, 2006

Revenues

Revenues were $6,285,771 for the nine months ended August 31, 2007, as compared to $4,256,325 for the nine months ended August 31, 2006, an increase of $2,029,445 (47.7%). Our primary source of revenue is through the staffing industry.  The increase in revenue is primarily due to the Cosmo/Mazel acquisition, which occurred on June 1, 2006.

Cost Of Sales

Cost of sales was $5,112,127 for the nine months ended August 31, 2007, as compared to $3,501,218 for the nine months ended August 31, 2006, an increase of $1,610,909 or 46.0%. . All of theincrease was in the staffing business and related primarily to the Cosmo/Mazel acquisition.

 Gross Profit

Gross profit were $1,173,644 for the nine months ended August 31, 2007 as compared to $755,107 for the nine months ended August 31, 2006, an increase of $418,537 or 55.4%. The increase was caused by a decrease in workers compensation costs and replacing lower margin business with somewhat higher margin business and the acquisition of Cosmo/Mazel.

Operating Expenses

Operating expenses, including depreciation and amortization, which increased by $42,731, for the nine months ended August 31, 2007 were $1,035,037 compared to $492,841 for the nine months ended August 31, 2006, an increase of $542,196 or 110% . This increase was primarily attributed to the Company’s growth, mainly as a result of acquisitions.  The Company completed several staffing business acquisitions since December 2005.  The Company’s largest expense is compensation, which is generally associated with the staffing subsidiaries.  Moreover, the Company has incurred significant selling, general and administrative expenses, which increased from $361,302 to $860,767, an increase of $499,465 or 138%.

Income From Staffing Operations

Income from staffing operations for the nine months ended August 31, 2007 was $138,607,  compared to $262,266 for the nine months ended August 31, 2006, a decrease of $122,659. The decrease in income was a result of acquisitions, and in particular the Cosmo/Mazel acquisition.

NOTE: need better explanation Why was it due to acquisition?

Loss From Daniels Advisory Consulting Operations

Loss From Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the nine months ended August 31, 2007 was ($770,417) compared to ($172,720) for the nine months ended August 31, 2006, an increase of $597,697 or346%. Daniels had gains from sales of marketable securities of $103,577 in 2006 and losses of $56,208 in  2007, a decrease of $159,685.. This resulted in an increase in expense levels of $438,012.  In 2007, Daniels incurred substantial costs for presenting Corporate Development to potential clients that are OTC: BB Companies. The Strategies presented centered on roll-ups in market niches in their specific industries and the specifics of leveraged transactions and their benefit, including achieving the critical mass to achieve American Stock Exchange Listing.

Interest Expense

Net interest expense was $386,164 and $196,619 for the nine months ended August 31, 2007 and 2006, respectively, an increase of $189,545 or 96.4%. The increase was primarily attributable to interest on factored receivables and our8% Callable Secured Convertible Notes of which  $750,000 was received by the Company in February 2006..

Net Loss

Net loss was ($1,017,974) for the nine months ended August 31, 2007 compared to ($107,073) for the nine ended August 31, 2006, an increase of $910,901 or 851%. This increase was caused by an increase of $597,697 in loss from Daniels Advisory Consulting, increased net interest expense of $189,545 and decreased income from staffing operations of $123,659.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements are prepared on a going concern basis, which assumes that we will realize assets and discharge liabilities in the normal course of business. With continued efforts to reduce expenses and increase revenues we believe we will generate sufficient cash flow to support current operations through fiscal 2007.  We have cash flow demands on financing we currently have in place, however the interest payments are non-cash items, as they are contracted to be paid in the form of common stock.  Management is currently seeking replacement financing that will be more conducive to achieving long-term goals via additional acquisitions using the common stock and other securities packages of the company.

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

On June 1, 2006, Infe closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing Infe utilized $950,000 of its cash.  In addition at Closing Infe was obligated to pay an additional $333,580 over the next twelve months payable as negotiated. As of May 31, 2007 the outstanding balance owed for the acquisition of Cosmo Temp and Mazel Temp was $58,580, which is currently being paid at the rate of $5,000 per week.

Additional financing is currently being raised in the form of accounts receivable financing (factoring) while negotiations continue with institutional investors for a private placement of equity securities.

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

Under the registration rights agreement with the Holders of our Convertible Notes, if a registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the Note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default. Accordingly the Company has classified the Convertible note as long-term. The Company’s failure to make a registration effective could result in the assessment of liquidated damages in the amount of $40,000 per month against Infe beginning from July 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

   As of August 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Based upon their evaluation as of the end of August 31 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and re ported within the time periods specified in the SEC rules and forms.

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

On June 9, 2007 we issued 500,000 shares of restricted common stock to Mr. Norman Rothstein in exchange for an investment of $100,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.  Mr. Rothstein is an accredited investor as that term is defined in Rule 501 of Regulation D.

On June 9, 2007 we issued 500,000 shares of restricted common stock to Mr. Russell and Mrs. Elizabeth Halbach in exchange for an investment of $100,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.  The Halbach’s are accredited investors as that term is defined in Rule 501 of Regulation D.

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

                 CHIEF EXECUTIVE OFFICER

                 CHIEF FINANCIAL OFFICER

                 Date: July 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ Arthur Viola

                 By:  Arthur Viola

                 Director

                 Date:  July 23, 2007

EX 31.1

CERTIFICATION

I, Arthur Viola, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of INFe-Human Resources, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

October 22, 2007

/s/  ARTHUR VIOLA

________________________

Arthur Viola

Chief Executive Officer,

Chief Financial Officer and Sole Director

EX-32.1

Certification pursuant to 18 U.S.C. Section 1350

INFe- HUMAN RESOURCES, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of INFe- Human Resources, Inc. on Form 10-QSB for the period ending August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Arthur Viola, Chief Executive Officer and Principal Financial Officer of INFe- Human Resources, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of INFe-Human Resources, Inc.

/s/    ARTHUR VIOLA

- --------------------

       Arthur Viola

       Chief Executive Officer

       Sole Director

       and Chief Financial Officer

      October 22, 2007