Form 10KSB
period 2007-11-30
INFE HUMAN RESOURCES INC
filed 2008-03-14
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-KSB

_______________________

(MARK ONE)

[X]   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended November 30, 2007

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-50374

INFE-HUMAN RESOURCES, INC.

----------------------------------------------------------------

(name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	54-2013455 (IRS Employer Identification No.)

(Address of Principal Executive Offices)

67 Wall Street, 22nd Floor

New York, NY 10005-3198

----------------------------------------------------------------

Issuer's telephone number, including area code: (212) 859-3466

Securities Registered under Section 12(b) Of The Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered under Section 12(g) Of The Exchange Act:

Common Stock, $0.001 Par Value

---------------------------------------------------------------------------------------------------------------------

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year - $8,603,150

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: March 12, 2008 - $638,689. This valuation is based upon the price of our common stock as quoted on the OTCBB on that date ($.035).

There are approximately 18,248,259 shares of our common voting stock held by non-affiliates.

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ]    No  [  ]

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 12, 2008 – 34,748,259 shares of common stock.

(Documents Incorporated By Reference)

None

Transitional Small Business Disclosure Format (Check One):

Yes [  ]

No [X]

INFE-HUMAN RESOURCES, INC.

FORM 10-KSB

INDEX

Page

Part I

Item 1.

Description of Business . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . 5

Item 2.

Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . 18

Item 3.

Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .18

Item 4.

Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . 18

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

 and Small Business Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .19

Item 6.

Management's Discussion and Analysis or Plan of Operations. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .22

Item 7.

Financial Statements. . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . F-1

Item 8.

Changes in and Disagreements with Accountants on Accounting

Part III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
           Compliance with Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

Unless the context otherwise requires, throughout this Annual Report on Form 10-KSB the words “Infe,” “the Company,” “we,” “us” and “our” refer to Infe-Human Resources, Inc. and its consolidated subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Infe- Human Resources, Inc. was incorporated in Nevada on March 31, 2000.  We were a subsidiary of INFe, Inc. a publicly trading entity on the over-the-counter bulletin board through October 31, 2003.  On October 21, 2003, we purchased all of the common stock of Daniels Corporate Advisory Company, Inc., a Nevada company formed on May 2, 2002 (“Daniels”).  On December 14, 2005, we formed Infe-Human Resources of New York, Inc. (“Infe-New York”) to operate a staffing services division.  On January 19, 2006, we formed Infe-Human Resources-Unity, Inc. (“Infe-Unity”) to operate additional staffing services.

Through Daniels we offer: (a) corporate financial consulting services and (b) merchant banking services. Our corporate financial consulting provides advisory services to client companies. We received a $55,000 contract to perform consulting services over a 14-month period beginning October 13, 2005 through December 14, 2006.  This contract represented the first revenues for these services. Our merchant banking plans include an in-house equity-funding program in which we intend to finance the growth of client and payroll service companies, as well as purchase equity in small public companies. The in-house equity funding program resulted in a realized loss of $56,108 and a realized gain of $110,758, from the sale of investment securities for the fiscal years ended November 30, 2007 and 2006. As of November 30, 2007, the sole clients of our merchant banking division are our staffing subsidiaries, Infe-New York, its subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc. and Infe-Unity.  We intend to pursue the growth of the merchant banking business within the next twelve months.  We do not intend to register under the Investment Company Act of 1940, but rather intend to operate our merchant banking division within allowable exemptions from registration.

Through our wholly owned subsidiary, Infe-New York, we conduct part of our employment-staffing services. The staffing services includes both temporary and permanent placement for both professional and non-professional employment.  Infe-New York operates through two wholly owned subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc.  Also, through our wholly owned subsidiary, Infe-Unity we conduct additional employment staffing services.

On June 1, 2006 Infe-Unity purchased the assets and business operations of Cosmo Temp, Inc. (“Cosmo Temp”) and Mazel Temp, Inc. (“Mazel Temp”) both of which are employee-staffing companies.  We formed Infe-Unity as the vehicle to acquire Cosmo Temp and Mazel Temp, rather than utilize the already operating Infe-New York, due to certain future performance based provisions (earn-out provisions) related to the consideration to be paid for the assets and business operations of Cosmo Temp and Mazel Temp.

The staffing business, through both Infe-Unity and Infe-New York, is our primary source of revenue and had total revenues of $8,603,150 for the fiscal year end November 30, 2007.  From December 2005 through June 1, 2006, Daniels orchestrated three roll-up acquisitions and one “add-on” acquisition, to amass potential sales on a yearly run rate basis of $8 Million.  Daniels brought us from development stage to a full-fledged operating entity, through its creation and management of a strategic growth plan that is expected to produce significant prospects for further growth by internal and external means.

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

Our newly developed website address is Infehumanresources.com

Recent Acquisitions

•

On December 20, 2005 Infe-New York paid $300,000 and issued a note for $150,000 to acquire 100% of the outstanding capital stock of Monarch Human Resources, Inc., a New Jersey employee staffing company (“Monarch”).  At Closing, we also granted to the Monarch selling shareholders two warrants to purchase up to twenty-percent (20%) of Infe-New York.  In March 2007, we agreed with Infe-New York and the selling shareholders to cancel the warrants in exchange for issuing to each selling shareholder 300,000 shares of our restricted common stock.   Also in connection with this acquisition, we lent to Infe-NewYork $100,000 for working capital.  Immediately prior to the acquisition, Monarch had completed the acquisition of Business Staffing, Inc. and Empire Staffing, Inc. (“BSI”) and accordingly our acquisition of Monarch was in substance an acquisition of BSI and Empire Staffing, Inc.

On December 22, 2005, we filed with the Commission a Current Report on Form 8-K reporting the Monarch acquisition and stating that we will file the required financial statements within the requisite seventy-one (71) days.  Consistent therewith, we attempted to prepare financial statements and pro forma information required by Item 9 of Form 8-K.  Despite our good faith efforts, Monarch had insufficient BSI records to prepare the required financial statements and pro forma financial information.  For several months, Monarch has been attempting to obtain the missing financial records related to the acquisition of BSI for the purpose of completing an audit thereon.  Nevertheless, despite repeated demands the principal of BSI has refused to deliver said records.  Accordingly, pursuant to Rule 3-13 of Regulation S-X, we are requesting that the Commission permit us to omit from our Form 8-K certain required financial statements and pro forma financial information related to the acquisition.

•

On March 28, 2006, Infe-New York entered into and closed an Asset Purchase Agreement for the purchase of the business of Express Employment Agency Corporation, a New Jersey employee staffing company (“Express”). The assets included clients, client records and lists, office furniture and equipment, business premises, telephone numbers, and websites in exchange for $170,000.  The Agreement provides for a cash payment in the amount of $110,000 and a 3 year promissory note in the amount of $60,000.  Subsequent to the closing and due to the pressing needs of the old owner of Express, the Note was reduced by 50% to $30,000 and payment was accelerated.  This Note has been fully satisfied.

•

On June 1, 2006, Infe-Unity entered into and closed on an Asset Purchase Agreement with Cosmo Temp, Inc., a New Jersey corporation and Mazel Temp, Inc., a New York corporation (Cosmo and Mazel shall be collective referred to as “Sellers”) for the purchase of the Sellers’ business assets, including clients, office furniture and equipment, business premises, telephone numbers, trade names, intangible assets, goodwill, marketing and  promotional materials.

The Agreement provides for a base purchase price of one million two hundred eighty three thousand five hundred and eighty dollars ($1,283,580) and a contingent purchase price of an additional two hundred sixteen thousand four hundred and twenty dollars ($216,420) to be paid over a two year earn out period to bring the total purchase price to One Million Five Hundred Thousand Dollars ($1,500,000).  The Agreement provides for additional consideration in the event that certain cumulative financial milestones are achieved over a two year period, in which case the purchase price could reach up to two million dollars ($2,000,000).  We paid $950,000 at closing with the balance payable in installments as set forth in a Promissory Note.

As part of the transaction, we entered into a two year employment agreement with Ludin Pierre, President and sole shareholder of the Sellers.  Mr. Pierre agreed to a non-competition and non-solicitation agreement for a period of two (2) years following the termination of the employment agreement.  In addition, we entered into a Lease agreement with Mr. Pierre for the business premises for a period of three (3) years with three one (1) year renewal options.

Our president, Arthur Viola, personally guaranteed the Promissory Note.  We granted the Sellers a security interest in all of the purchased assets and the accounts receivables generated after closing as security for payment of the promissory note.  As additional security we executed a Stock Pledge Agreement pledging two hundred thousand (200,000) shares of common stock as security for payment of the promissory note.

•

On April 27, 2007, we purchased from three shareholders, Jay O. Wright, Lloyd Glick and A. David Silver, all of the outstanding capital stock of Gilsor Technology Holdings, Inc. , a Delaware corporation (“Gilsor”).  In exchange therefor, we issued 150,000 shares of our restricted common stock  and 4 million stock purchase warrants to the Gilsor shareholders.  Gilsor is a New Jersey based consulting company that arranges mergers and acquisitions in the employee staffing industry.

The first 2 million warrants are exercisable at $.0001 per share and vest on a dollar for dollar basis based on the cumulative gross profit of all Gilsor originated acquisitions (provided such acquisition was signed on or before October 15, 2008 and closed on or before January 15, 2009) for the 12 month periods immediately preceding the closing.  A “Gilsor originated acquisition” means it is sourced by any of the former Gilsor shareholders.  The second 2 million warrants are exercisable at 50% of our closing stock price on the day before exercise and vest on the same schedule and criteria as the first 2 million.

All shares issued to the Gilsor shareholders, as well as the warrant shares, are subject to a one year lock-up agreement.  Moreover, each of the Gilsor shareholders executed an Irrevocable Proxy accompanied by an interest, appointing Arthur Viola, our Chief Executive Officer, as each of their proxy for all voting matters, for a period of five years.

Mr. Glick was appointed as our Chief Operating Officer pursuant to the terms of an employment agreement yet to be executed.  We also entered into a Consulting Agreement with Bayberry Capital, Inc., a personal service corporation owned by Jay Wright.  In accordance with the Consulting Agreement, Mr. Wright shall provide financial advisory and consulting services for a cash fee and warrants the payment of which is dependent on the incremental revenue earned as a result of Gilsor introduced acquisitions.

Future Plans

We intend to continue to look at potential acquisitions in complementary areas of corporate financial services and staffing services and grow through internal sales and development initiatives as well.

Due to our physical presence in New York, we expect to expand our current New Jersey – New York concentration down the east coast as far south as Florida.  We are currently developing a working relationship with several sales professionals in the Staffing Industry that will use their expertise and networks to aid in this East Coast Expansion.  This growth should come from the internal generic growth opportunities mentioned herein, as well as further execution on select acquisition opportunities, as they become available.

We believe that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which encourage small business formation and correspondingly greater potential demand for our services.

As an additional means to potentially increase our size and scale, we continue to review potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees.  Due to the numerous uncertainties associated with acquiring a company, we do not have a definitive timetable on making our next acquisition. However, we believe that making acquisitions can be an important method to our growth as a complement to growth internally.

Sales and Marketing

Our sales and marketing efforts to date, related to the corporate financial consulting and merchant banking services offered by Daniel’s have been primarily through word of mouth and our website.  Now, with the successful completion of our first roll-up, managed and financed through Daniels for our internal Staffing Industry subsidiaries, we have an established track record and measurable history. Daniels Corporate Advisory has successful created sufficient critical mass and earnings for our staffing business and has planned sufficient additional growth alternatives to meet the enhanced listing requirements.

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

In our subsidiaries committed to the staffing business, we intend to market our services through referrals and through Joint-Venture Sales Agreements with successful Sales/Staffing  Professionals and other Sales Professionals offering services to our marketing pipeline of client companies and as well as permanent clients and our temp employees. We intend to continue to  capitalize upon our recent acquisitions by ensuring continued high-level service to the current client base, while offering new and valuable services to the existing client base both through expansion in the Staffing industry and through offering services available from our Corporate Financial and Merchant Banking businesses. We intend to continue to grow our staffing business through future acquisitions of existing staffing companies with a concentration on high margin sectors such as the medical and accounting and finance industries.   We currently do not have any clients in the medical sector, but do have a small concentration of clients in the accounting and finance industries.

Competition

The employment services industry is very competitive and fragmented. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than us. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies and search firms, which range from large national companies to local employment staffing entities.

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

Our staffing services face competition in attracting clients as well as skilled specialized employment candidates. The staffing business is highly competitive, with a number of firms offering services similar to those provided by us on a national, regional or local basis. In many areas the local companies are the strongest competitors. The most significant competitive factors in the staffing business are price and the reliability of service, both of which are often a function of the availability and quality of personnel. We believe we derive a competitive advantage from our experience with and commitment to the specialized employment market, our national presence, and our various marketing activities.

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

We are subject to a number of government regulations, including those pertaining to wage and hours laws, equal opportunity, workplace safety, maintenance of workers’ compensation coverage for employees, legal work authorization, and immigration laws. With national attention on immigration and related security issues, we anticipate increased regulatory impact on our operations.

Employees

At Infe-New York, we have approximately 225 full-time employees used for temporary staffing, 4 full time office staff and 2 part-time employees.

At Infe-Unity, we have approximately 330 full time employees used for temporary staffing and 5 full time office staff.

At Daniels, we have one full time and 5 part time independent consultants.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $3,884,868 as of November 30, 2007.  We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months.  These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion.   As of November 30, 2007, we had cash and cash equivalents of $404,489.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2007 and November 30, 2006. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

As of the end of our 2007 fiscal year, (November 30, 2007), the right of first refusal has expired on the financing that was obtained under the Securities Purchase Agreement dated November 30, 2005.   Also, possible financing alternatives that may be available to the Company – and are more cost-effective are being pursued with the cooperation of our existing financing source.

W e may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Infe.  Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

OUR COMMON STOCK IS DEEMED A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-KSB for the fiscal year ending November 30, 2008.  Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

A DEFAULT BY US UNDER OUR 8% CONVERTIBLE NOTES ENABLES THE HOLDERS OF OUR 8% CONVERTIBLE NOTES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

As of November 30, 2007, we have outstanding $2,428,500 of 8% Convertible Secured Promissory Notes, Stock Purchase Warrants to acquire 10,800,000 shares of our common stock for $1.50 per share and Stock Purchase Warrants to acquire 1,000,000 shares of our common stock for $0.50 per share.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

Our CEO and principal stockholder, Arthur Viola, controls approximately 51% of our currently outstanding common stock. Accordingly, he may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

We also lease approximately 1,500 square feet of office space at 1027 Hooper Avenue, Toms River, New Jersey for the operational headquarters of the Monarch Human Resources, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTC Bulletin Board since April 25, 2005 under the symbol "IFHR.OB".  The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended November 30, 2007 and 2006. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
February 28, 2008	$0.15	$0.04
Fiscal Year 2007
November 30, 2007	$0.32	$0.15
August 31, 2007	$0.33	$0.15
May 31, 2007	$0.35	$0.24
February 28, 2007	$0.50	$0.28
Fiscal Year 2006
November 30, 2006	$0.50	$0.28
August 31, 2006	$0.71	$0.25
May 31, 2006	$0.71	$0.25
February 28, 2006	$1.50	$0.42

As of March 12,  2008, we had approximately 188 shareholders of record of the common stock.

No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

The following sets forth certain sales of unregistered securities for the dates stated. These securities were issued without registration in reliance upon the exemption provided by Sections 4(2) and 4(6) and Rule 506 of the Securities Act of 1933 and/or Regulation D.

•

On November 27, 2007, we issued to our chairman Arthur Viola 7,500,000 shares of Rule 144 restricted common stock in exchange for the release of $225,000 of debt owed to Mr. Viola. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On November 27, 2007 we issued to John Scrudato 400,000 shares of rule 144 restricted common stock in exchange for the release of $20,000 of debt owed to Mr. Scrudato. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On November 30, 2005, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors pursuant to which the investors agreed to lend us up to $3 million.  Pursuant to the Agreement, as amended, on November 23, 2007 certain of the investors collectively advanced to the Company $435,000 in exchange for $435,000 of Callable Secured Convertible Notes and Warrants to acquire 10 million shares of our common stock.  The Notes mature on November 23, 2010 are convertible at anytime prior to payment into Shares at a rate based on the trading price of our common stock.  The Warrants expire on November 23, 2014 and are exercisable into Shares at price of $0.10.  The conversion and exercise price of the Securities are subject to adjustment upon the occurrence of certain events, including stock splits or combinations.

•

In November, 2007 we issued 75,060 shares of common stock to AJW Offshore, Ltd. in conversion of outstanding debt in the amount of $3,510.  This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

•

In November, 2007 we issued 16,541 shares of common stock to AJW Partners, LLC. in conversion of outstanding debt in the amount of $773.50.  This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

•

In November, 2007 we issued 45,314 shares of common stock to AJW Qualified Partners, LLC. in conversion of outstanding debt in the amount of $2,119.  This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

•

In November, 2007 we issued 2,085 shares of common stock to New Millennium Capital Partners II, LLC. in conversion of outstanding debt in the amount of $97.50.  This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

•

On November 12, 2007 we issued 300,000 shares of restricted common stock to Russell Halbach in exchange for an investment of $16,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On November 12, 2007 we issued 190,000 shares of restricted common stock to Russell Halbach in exchange for an investment of $10,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On October 30, 2007 we issued 65,000 shares of restricted common stock to Gary La Barbera in exchange for an investment of $4,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On October 30, 2007 we issued 300,000 shares of restricted common stock to Philip Notaro in exchange for an investment of $15,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On October 26, 2007 we issued 200,000 shares of restricted common stock to Ken Hersch in exchange for an investment of $20,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On October 1, 2007 we issued 150,000 shares of restricted common stock to Yes International, Inc. in exchange for an investment of $14,801 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On September 24, 2007 we issued 550,000 shares of restricted common stock to Mr. Philip Notaro in exchange for an investment of $55,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On September 24, 2007 we issued 125,000 shares of restricted common stock to Mr. Russell and Mrs. Elizabeth Halbach in exchange for an investment of $12,500 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

•

On July 12, 2007 we issued 50,000 shares of restricted common stock to Pro Active Consultant as consideration for services rendered valued at $5,000.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On June 21, 2007 we issued 97,000 shares of restricted common stock to Lloyd Glick as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On June 21, 2007 we issued 48,500 shares of restricted common stock to Jay O. Wright as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On June 21, 2007 we issued 4,500 shares of restricted common stock to A. David Silver as part of the consideration for the acquisition of Gilsor Technology Holdings, Inc.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On June 9, 2007 we issued 500,000 shares of restricted common stock to Norman Rothstein in exchange for an investment of $100,000 into the Company.  This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.  Mr. Rothstein is an accredited investor as that term is defined in Rule 501 of Regulation D.

•

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

•

On May 8, 2007, we issued to Arthur Viola as consideration for services rendered 50,000 shares of Series B Preferred Stock valued at $50,000.  This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

•

On March 9, 2007 we issued to John Scrudato 300,000 shares of our common stock in exchange for the cancellation of a warrant for the purchase of 10% of the outstanding equity in Infe-New York.

•

On March 9, 2007 we issued to Gregg Oliver 300,000 shares of our common stock in exchange for the cancellation of a warrant for the purchase of 10% of the outstanding equity in Infe-New York.

•

On March 7, 2007 we issued to Ken Hersch 100,000 shares of restricted common stock in exchange for services rendered valued at $10,000.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.

PLAN OF OPERATIONS

Our Revenue Results for 2007 – of $8.6 Million – are significant for a Company that started as a shell, late in calendar 2005.  Current Operating Plans call for consolidation of back offices of all subsidiaries to eliminate redundancies, price increases to allow margins to grow at acceptable rates, and the outsourcing of all non-essential services including transportation of workers to select clients.  The above noted efforts to reduce expenses and improve the top line started in late 2007, and continuing, are expected to produce sufficient cash flow to support operations for fiscal 2008.  While we have cash flow demands on financing we currently have in place, the interest is payable as a non-cash item, in the form of common stock.  We are currently seeking replacement financing that will be more conducive to achieving long term goals via additional acquisitions using the common stock and other securities packages of the company.

As of the date of the filing of this Form 10-KSB, we are currently evaluating alternative sources of Account Receivable Financing (factoring) which will mean a significant cost savings for the Company – on a run rate basis – throughout the balance of fiscal 2008.  In addition, we are working with a noted Investment Bank that is selectively introducing the Company to Top Institutional Investors interested in investing in the Business Services /Staffing Industry.  These investors are evaluating generic and external forms of growth possibilities.

We intend to continue to look at potential acquisitions in complementary areas of corporate financial services and staffing services and grow through internal sales and development initiatives as well.

Due to our physical presence in New York, we expect to expand our current New Jersey – New York concentration down the east coast as far south as Florida.  We are currently developing a working relationship with several sales professionals in the Staffing Industry that will use their expertise and networks to aid in this East Coast Expansion.  This growth should come from the internal generic growth opportunities mentioned herein, as well as further execution on select acquisition opportunities, as they become available.

We believe that Florida is fast-growing due to its (i) above-average population growth; (ii) a low-tax regulatory climate; (iii) a favorable climate for small businesses including such things as State funded business incubators; and (iv) a diverse population, all of which encourage small business formation and correspondingly greater potential demand for our services.

As an additional means to potentially increase our size and scale, we continue to review potential acquisitions of small and medium sized payroll processing companies as well as companies that can provide "add-on" services, including investment services to the client company and its employees.  Due to the numerous uncertainties associated with acquiring a company, we do not have a definitive timetable on making our next acquisition. However, we believe that making acquisitions can be an important method to our growth as a complement to growth internally.

 As is consistent with a Company with large growth and multiple acquisitions, we have had to incur a large increase in expenditures in a short period of time, and importantly, has had to make adjustments to goodwill associated with the acquisitions.  In accordance with generally accepted accounting principles, we are required to analyze for impairment and adjust goodwill associated with acquisitions on a yearly basis.  We recognized an impairment to goodwill at August 31, 2006 of $499,871. Through a subsequent evaluation by an outside valuation firm, a complete reversal of the goodwill impairment was in order and the goodwill was assigned to several intangible assets.

The staffing business, through both Infe-Unity and Infe-New York, is our primary source of revenue and had total revenues of $8,603,150 for the fiscal year end November 30, 2007.  From December 2005 through June 1, 2006, Daniels orchestrated three roll-up acquisitions and one “add-on” acquisition, to amass potential sales on a yearly run rate basis of $8 Million.  Daniels brought us from development stage to a full-fledged operating entity, through its creation and management of a strategic growth plan that is expected to produce significant prospects for further growth by internal and external means.

FISCAL YEAR ENDED NOVEMBER 30, 2007 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2006

Revenues were $8,603,150 for the fiscal year ended November 30, 2007, as compared to $6,407,963 for the fiscal year ended November 30, 2006, an increase of $2,195,187, or 34.2%. The increase was primarily due to the acquisition of Cosmo/Mazel in June of 2006 and therefore reflecting only 6 months of operations in the year ended November 30, 2006 as opposed to having the full 12 months of operations in fiscal 2007.

COST OF SALES

Cost of sales was $7,037,092 for the fiscal year ended November 30, 2007, as compared to $5,327,996 for the fiscal year ended November 30, 2006, an increase of $1,709,096 or 32%. The increase was primarily due to the acquisition of Cosmo/Mazel in June of 2006 and therefore reflecting only 6 months of their operations in the year ended November 30, 2006 as opposed to  reflecting the full 12 months in fiscal 2007.

 SELLING AND GENERAL AND ADMINISTRATIVE EXPENSE

Selling and general and administrative expenses were $1,257,263 for the fiscal year ended November 30, 2007, as compared to $838,499 for the fiscal year ended November 30, 2006, an increase of $418,764 or 49.9%.   The increase was primarily due to reflecting the operations of Cosmo/Mazel for twelve months in the year ended November 30, 2007 as compared to six  months in the prior year. The largest expenses were transportation and related costs, which amounted to approximately $499,000 and $188,000 for the year ended November 30, 2007 and 2006, respectively. The second largest expense was compensation which amounted to approximately $221,000 in 2007 and $282,000 in 2006, a decrease of $61,000 or 21.6%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses were $269,469 for the fiscal year ended November 30, 2007 as compared to $80,198 in the prior year, an increase of $189,271 or 236%. The increase was primarily attributable to an increase of $135,457 in amortization caused by having 12 months of amortization related to the intangibles recorded in the Cosmo/Mazel acquisition as compared to a shorter period in the fiscal 2006 and an increase of $38,253 related to amortization of deferred consulting fees.

INCOME (LOSS) FROM DANIELS CORPORATE ADVISORY CONSULTING

Income (loss) from Daniels Corporate Advisory Consulting was a loss of $1,197,677for the fiscal year ended November 30, 2007, as compared to a loss  of $35,763 for the fiscal year ended November 30, 2006. This change was related to the decrease in revenues, increase in operating expenses, the completion of several acquisitions, the expansion of Daniels Corporate Advisory and the emergence from the development stage. Details of the cost categories follow:

	11/30/2007	11/30/2006
Revenues	$ -	$ (49,107)
Advertising	245,489	7,018
Insurance	20,000	-
Legal fees	33,500	80,208
Accounting fees	252,429	51,000
Rent	67,000	11,000
Office & Administrative	18,417	6,402
Consulting	504,735	40,000
	1,141,569	146,521

Realized (gain) loss on marketable securities	56,108	(110,758)

Net loss	$ 1,197,677	$ 35,763

INTEREST EXPENSE

Interest expense was $688,223 for the fiscal year ended November 30, 2007, as compared to $427,368 for the fiscal year ended November 30, 2006, an increase of $260,855 or 61.0%.  The increase wasprimarily attributable to interest expense recorded in connection with a beneficial conversion of $153,882 on the callable secured convertible notes issued in 2007, interest on the Company’s outstanding note with North Fork Bank in 2007 and  interest on accounts receivable financing which started late in 2006.

INTEREST INCOME

Interest income was $0 for the fiscal year ended November 30, 2007, as compared to $10,668 for the fiscal year ended November 30, 2006.  This was primarily attributable to interest earned on the Company’s cash bank accounts in the prior year.

NET (LOSS)

Net (loss) was $2,046,050 for the fiscal year ended November 30, 2007, as compared to $291,193 for the fiscal year ended November 30, 2006, an increase of  $1,755,000 which was largely the result of the increase in activity in Daniels Corporate Advisory of $1,162,000, the  benefical conversion cost of  $154,000 included in interest expense in 2007 and the impairment of goodwill and intangible assets of $199,000 also recorded in 2007.

The job market and need for temporary and permanent staffing is constantly shifting with the economy.  However, we believe our focus on building out our current specialties of logistics, light manufacturing and white collar staffing will extend its accelerated growth and at the same time not burden us with any additional acquisition debt thus making us less susceptible to the effects of any economic downturn.  Moreover, we believe that we entered the market at an opportune time and that our strategy of internal (generic) growth coupled with astute, well-structured additional acquisitions will sustain us in most economic environments.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements are prepared on a going-concern basis, which assumes that we will realize assets and discharge liabilities in the normal course of business. With continued efforts to reduce expenses and increase revenues we believe we will generate sufficient cash flow to support current operations through fiscal 2008.  We have cash flow demands on financing we currently have in place, however the interest payments are non-cash items, as they are contracted to be paid in the form of common stock.  Management is currently seeking replacement financing that will be more conducive to achieving long term goals via additional acquisitions using the common stock and other securities packages of the company.

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

On November 30, 2006, we sold 8% Secured Convertible Promissory Notes for an aggregate of $1,250,000.  On February 14, 2006, the four investors each purchased additional secured convertible notes for an aggregate of $750,000. And on November 23, 2007, certain investors each purchased additional Secured Convertible Notes for an aggregate of $435,000. Each of the Notes has a three year term, accordingly $1,250,000 plus interest shall become due and payable on November 30, 2008, $750,000 shall become due and payable on February 14, 2009 and $435,000 shall become due and payable on November 23, 2010.

The funds from the sale of Convertible Notes provided the down payment amounts for the Monarch Acquisition and its add-on acquisition of Express Employment, as well as the down payment amount for the Cosmo/Mazel Asset Purchase Acquisition.  The Convertible Note funding also provided working capital for the entire staffing operation, as well as our overall operations.   To date, the Convertible Notes have provided $2.4 Million.  Management is actively seeking replacement financing and expects to pay off the Convertible Notes over the next 12 months – either by means of outside financing or a combination of outside financing and the use of excess cash flow from all the staffing subsidiaries as well as any consulting cash flows.  The Company does not expect the conversion of a significant portion of the Notes and may provide non-affiliated, friendly buyers for the Notes.

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

As of the end of our 2007 fiscal year, (November 30, 2007), the right of first refusal has expired on the financing that was obtained under the Securities Purchase Agreement dated November 30, 2005.   Also, possible financing alternatives that may be available to the Company – and are more cost-effective are being pursued with the cooperation of our existing financing source.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are outlined in Note 2 to the Consolidated Financial Statements. The following are considered to be the Company’s critical policies:

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

Investments

Goodwill and Intangible Assets Arising from Acquisitions

The reported amounts of goodwill for each business reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each business reporting unit to the business reporting unit's carrying value, including goodwill. If the fair value of a business reporting unit exceeds its carrying amount, goodwill of the business reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.  The Company’s annual impairment tests as of November 30, 2007 resulted in recording an impairment of goodwill and Intangible assets arising from acquisitions . The amount of contingent liabilities that are quantified in subsequent periods generally will result in additional goodwill and / or intangible assets.

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

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157). The adoption of SFAS 159 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of November 1, 2009. We are currently evaluating the impact SFAS No. 141(R) will have on our financial position and results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning  November 1, 2009.  Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities” (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years.  Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2007 AND 2006

ASSETS	2007	2006
CURRENT ASSETS		
Cash and Cash Equivalents	$ 404,489	$ 73,472
Marketable Securities	4,421	82,211
Accounts Receivable, net	155,185	315,482
Due From Factor	339,209	272,421
Accrued Income	123,273	149,592
Prepaid Expenses	47,548	21,358
Debt Discount, current portion	206,156	105,111
Financing Costs, current portion	102,975	88,533
	-	-
Total Current Assets	1,383,256	1,108,180
FIXED ASSETS, net	92,752	124,035
GOODWILL	236,675	266,675
INTANGIBLE ASSETS, NET	1,476,556	1,734,933
OTHER ASSETS		
Deposits	-	20,000
Debt Discount, net of current portion	205,168	111,521
Stock in Escrow	20,000	20,000
Financing Costs, net of current portion	57,770	88,534
Deferred Consulting Fees, net of amortization	289,626	-
Total Other Assets	572,564	240,055
TOTAL ASSETS	**$ 3,761,803**	**$ 3,473,878**
LIABILITIES AND STOCKHOLDER'S DEFICIT AND EQUITY		
CURRENT LIABILITIES		
Convertible Notes	$ 2,428,500	$ 2,000,000
Accounts Payable and accrued expenses	720,216	344,736
Due To Factor	322,248	245,337
Notes Payable, current portion	25,504	336,313
Total Current Liabilities	3,496,468	2,926,386
LONG-TERM LIABILITIES		
Notes Payable, net of current portion	51,296	81,349
Loan Payable to Shareholders	154,453	215,706
Total Long Term Liabilities	205,749	297,055
TOTAL LIABILITIES	3,702,217	3,223,441
STOCKHOLDERS' EQUITY		
Preferred Stock, $.001 par value; 20,000,000 shares authorized, 50,000 shares issued and outstanding	50	-
Common Stock, $001 par value; 100,000,000 shares authorized, 29,040,259 and 17,457,640 issued and outstanding	29,040	13,893
Additional paid-in-capital	3,951,554	2,131,325
Accumulated Deficit	(3,884,868)	(1,838,818)
Accumulated other comprehensive (loss)	(36,190)	(55,963)
Total Stockholders' Equity	59,586	250,437
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	**$ 3,761,803**	**$ 3,473,878**

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS IN CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

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

The Corporate Financial Consulting Division (Daniels) has a growth goal of providing advisory services to payroll client as well as non-payroll client companies.  This division will work with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees.  The profits generated from all the financial consulting assignments will be available for venture investment through the second division, The Merchant Banking Division.

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

On December 20, 2005 the Company’s wholly owned subsidiary INfe Human Resources of New York (“InfeNY”) purchased all of the outstanding shares of Monarch Human Resources (“Monarch”) which had purchased the assets and the business of Business Staffing, Inc. on December 19, 2005, Monarch had also acquired Empire Staffing, Inc. by assuming certain liabilities in a transaction which we determined to be not material to the financial position of the Company. In addition, InfeNY purchased Express Employment Agency (“Express”) on March 28, 2006 in a transaction deemed to be not significant. All of the transactions of Express, Monarch, Business Staffing, Inc. and Empire Staffing, Inc. are included as part of these consolidated statements.

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

On May 31, 2007 the Company purchased Gilsor Technologies for the purpose of acquiring the rights to potential businss acquisitions . The Company did not assume any liabilities of the business and all of iits transactions from the date of acquisition are included as part of these financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, INFe Human Resources – Unity, Cosmo Temp and Mazel Temp (“Cosmo/Mazel”), INFe Human Resources of New York, Monarch Human Resources (“Monarch”), Express Employment Agency Corporation (“Express”), Empire Staffing Inc. (“Empire”), Daniels Corporate Advisory Company (“Daniels”), and Gilsor technologies Inc..  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at several financial institutions, which at November 30, 2007 may exceed the insurable FDIC limit, but management believes that there is little risk of loss.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonably assured.

The Company earns income from four potential revenue streams. The majority of the business is temporary staffing where the Company earns and accrues the revenue as the service is performed. The expenses associated with these revenues (wages, payroll taxes and benefits) are accrued as the wages are earned.  Less than five percent of our revenue comes from permanent placements where the Company earns and accrues the revenue 30 days after a client hires an employee full time on their payroll as per the Company’s hire agreement. The Company’s only expense on this work is commissions, which are accrued and payable when the revenue is earned. During the last fiscal year the Company had a nominal amount of consulting income through Daniels Corporate Consulting. This work is performed on a contractual basis only with revenues being accrued as the contract is performed and any expenses associated with these revenues is accrued when incurred. Lastly, the Company has not performed any merchant banking services but in such an event the Company would earn revenues through the receipt of discounted stock positions paid to the Company in exchange for consulting services performed. The revenue would be earned upon the completion of the services and any expenses would be recorded as incurred.

The Company’s wholly owned subsidiaries, INFe-Human Resources of New York, Inc., and INFe Human Resources-Unity, Inc. conduct employment-staffing services.

The Company’s wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., had revenues as a result of corporate financial consulting services in the amount of $55,000 through a contract to perform consulting services over a 14-month period beginning October 13, 2005 and ending December 14, 2006.  The Company recognized revenues of $49,107 for the year ended November 30, 2006 from this contract. Daniels Corporate Advisory Company also operates the merchant banking division, which did not have any revenues to recognize.

Investments

Marketable securities are classified as available-for-sale. Accordingly, they are carried at fair value with unrealized gains and losses reported, net of deferred income taxes, in accumulated other comprehensive income, a separate component of stockholder’s equity.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, deposits, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts through a review of several factors, including historical collection experience, current aging status of the customer accounts and the financial condition of the customers.

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

Goodwill and Intangible Assets Arising from Acquisitions

The reported amounts of goodwill for each business reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each business reporting unit to the business reporting unit's carrying value, including goodwill. If the fair value of a business reporting unit exceeds its carrying amount, goodwill of the business reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.  The Company’s annual impairment tests as of November 30, 2007 resulted in recording animpairment of goodwill and intangible assets arising from acquisitions of $199,456 . The amount of contingent liabilities that are quantified in subsequent periods generally will result in additional goodwill and / or intangible assets.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

Net Loss Per Share

 Net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti−dilutive. The following is a reconciliation of the computation for basic and diluted EPS for the years ended:

	2007	2006
Net Loss	$(1,957,575)	$(291,193)

Weighted-average common shares Outstanding (Basic)	17,457,640	13,226,592
Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares Outstanding Diluted	17,457,640	13,226,592

There were no stock options granted through November 30, 2007. The Company has warrants outstanding for 11,800,000 shares of the Company’s common stock at November 30, 2007 and 800,000 shares of the Company’s common stock at November 30, 2006. At November 30, 2007 and 2006,the Company’s convertible notes could have been converted into 5,836,316 and 2,609,439 shares,respectively, after giving effect to the limitation per lender of 4.99% of outstanding common stock. At November 30, 2007 the notes payable to the former owner of Cosmo/Mazel were convertible into 11,933 shares of common stock.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, "Fair Value Measurements." FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective on January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential effect of FAS 157 on the consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157). The adoption of SFAS 159 did not have a material impact on the Company's financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

       In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities” (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company’s financial statements.

        In June 2007, the FASB ratified Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years.  Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company’s financial statements

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006, the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement, the financial institution makes advances in reliance on the collectibility of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At November 30, 2007 and 2006, trade receivables of $339,209 and $272,421, respectively, had been sold and remain outstanding and the Company has received advances of $322,248 and 245,337, respectively, against those receivables.  Sales of receivables amounted to approximately $8,100,000 and $681,000, respectively,  for the years ended November 30, 2007 and 2006 . The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Reclassification

Certain items in the 2006 financial statements have been reclassified to conform to the current year presentation.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

NOTE 3-    ACCOUNTS RECEIVABLE (CONTINUED)

Accounts receivable consisted of the following at November 30, 2007 and 2006:

	2007	2006
Accounts receivable	$184,366	$360,632
Allowance for doubtful accounts	(29,181)	(45,150)
	$155,185	$315,482

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments were $4,421 and $82,211 at November 30, 2007 and 2006, respectively.  Unrealized losses for the year ended November 30, 2007 decreased by $(19,773) from the year ended November 30, 2006.

Marketable securities are classified as available-for-sale. During the year ended November 30, 2007 and 2006, available-for-sale securities were sold and gross realized (losses) gains on these sales totaled ($56,108) and $110,578, respectively. For purpose of determining gross realized gains, the cost of securities sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities in the amount of  $19,767 and $14,206, respectively, for November 30, 2007 and 2006 and have been included in accumulated other comprehensive income.

NOTE 5-    DEPOSITS

Deposits of $ $20,000 at November 30, 2006   were on Key Man insurance on the life of the President of the Company which have been expensed as of November 30, 2007.

NOTE 6-    ACQUISITIONS AND INTANGIBLES

On April 27, 2007 INFE –Human Resources, Inc. purchased 100% of the outstanding stock of Gilsor in exchange for 150,000 fully vested shares of restricted common stock, which were valued at $.35 per share or $52,500 which was attributed to goodwill. This acquisition was deemed not material to the financial position of the Company. In addition, the  shareholders of Gilsor were granted 4,000,000 contingent warrants forcommon stock of the Company. These warrants may not be vested unless INFE achieves $7.5 million in additional quarterly revenue in its periodic SEC filings as well as $720,000 in additional quarterly Earnings Before Interest, Taxes, Depreciation and amortization also as reported in its SEC filings and the Company successfully refinances its existing debt on terms acceptable to IFHR’s Chairman. The warrants are convertible at various exercise prices as benchmarks are reached and the warrants become vested.  Further the Company has issued 1,000,000 warrants exercisable at $0.50 per share in connection with a separate consulting agreement with one of the principals. These warrants were valued at $327,879 using the Black-Sholes pricing model using the following assumptions:

Expected term (in years)                                  7

Expected stock price volatility                  182%

Expected stock dividend yield                      0%

Risk-free interest rate                                  4.4%

During the year ended November 30, 2007, $38,253 was recorded as amortization of deferred consulting fees.

During the fiscal year ended November 30, 2006, the Company acquired Business Staffing, Inc. (Monarch), Express Employment Agency, Empire Staffing, Inc. and Cosmo/Mazel . The acquisitions of Express and Empire were determined by the Company to be not material to the financial position of the Company. The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired.The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert.  A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

Business Staffing, Inc. Including Empire Staffing, Inc.			Express Employment Agency Corporation			Cosmo / Mazel			Gilsor Technology Holdings, Inc.				
	Gross	Accumulated Impairment & Amortization	Net Asset	Gross	Accumulated Impairment & Amortization	Net Asset	Gross	Accumulated Impairment & Amortization	Net Asset	Gross	Accumulated Impairment & Amortization	Net Asset	Net Intangible Asset	Total Goodwill
Intangible Assets Subject to Amortization														
Customer List	$ 104,767	$ (39,561)	$ 65,206			$ -	$ 230,099	$ (69,028)	$ 161,071	$ -	$ -	$ -	$ 226,277	
Non Compete Agreement							180,070	(67,540)	112,530	-	-	-	112,530	
													-	
Intangible Assets Not Subject to Amortization													-	
Trade Name / Trademark	346,920		346,920				937,805		937,805	-		-	1,284,725	
Impairment (recorded in 2007)						-								
			-			-							-	
Total Intangible Assets	451,687	(39,561)	412,126	-	-	-	1,347,974	(136,568)	1,211,406	-	-	-	1,623,532	
Prepaid Expenses	$ 3,177		$ 3,177											
Fixed Assets	28,314		28,314				73,415		73,415	-		-		
Goodwill	79,514		79,514	187,161		187,161				52,500		52,500		$ 319,175
Impairment (recorded in 2007)						-		(146,976)	(146,976)	(52,500)		(52,500)	(146,976)	$ (52,500)
Reduction of note payable				(30,000)		(30,000)								(30,000)
Total Purchase Price allocated	$ 562,692	$ (39,561)	$ 523,131	$ 157,161	$ -	$ 157,161	$ 1,421,389	$ (283,544)	$ 1,137,845	$ -	$ -	$ -	$ 1,476,556	$ 236,675

	Business Staffing, Inc.	Express Employment Agency Corporation	Cosmo / Mazel	Gilsor Gross	Gilsor Net Asset
Components of purchase price:					
Cash	$ 300,000	$ 110,000	$ 950,000		
Notes payable	150,000	60,000	333,580		
Reduction of note payable		(30,000)			
Costs of acquisition	43,052	17,161	137,809		
Common stock (150,000 shares)				$ 52,500	$ 52,500
Assumed liabilities	69,640				
Total purchase price for allocation	$ 562,692	$ 157,161	$ 1,421,389	$ 52,500	$ 52,500
Weighted Average Amortization Period (months):					
Customer List	60				
Non Compete Agreement	60				
Total Subject to Amortization	60				
Estimated Aggregate Amortization Expense:					
Year Ended 11/30/06	64,737				
Year Ended 11/30/07	$ 111,401				
Year Ended 11/30/08	$ 111,401				
Year Ended 11/30/09	$ 111,401				
Year Ended 11/30/10	$ 111,401				
Year Ended 11/30/11	$ 4,604

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

The purchase agreement in connection with the acquisition of Cosmo/Mazel contains two contingent payout calculations. To the extent that the Base Price (The Base Price or “Contingent Price” is defined as 150% of the sellers EBITDA for the twelve months ended September 30, 2005 which was $ 1,283,580) does not equal or exceed $1,500,000, the amount of such deficiency shall be payable by the Buyer to the Seller under the following conditions over a two year earn-out period.  The contingent price shall be equal to the net difference between $1,500,000 and the Base Price calculated at the end of each of the two subsequent years on a trailing twelve months basis. The contingent price shall be payable within a period of sixty days from the completion of each earn-out calculation. As of November 30, 2007 and 2006 no amounts were due under this provision.

In addition, if on a cumulative basis, the total Consolidated Gross Profit (It is intended that Gross Profit be the difference between revenue and the cost of providing a service, before deducting overheads) for the two year earn-out period exceeds the cumulative Contingent Price for that same period, then the Contingent Price will be prorated upward proportionate to such overage. Any such additional contingent price will be paid within sixty (60) days from completion of the two-year earn-out term. In no event, shall such additional contingent payment cause the total of Base Price and Contingent Price to exceed $2,000,000. As of November 30, 2007 and 2006 no amounts were due under this provision.

The Company has performed an analysis of goodwill and intangible assets arising from the acquisitions, and has determined that  impairments amounting to $52,500 and $146,976, respectively are required at November 30, 2007. No impairment was considered to be required as of November 30, 2006.

NOTE 7-    CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the buyer to purchase 800,000 shares of common stock at an exercise price of $1.50 per share and warrants enabling the buyer to purchase 10,000,000 shares of common stock at an exercise price of $0.10.  The Company has issued $2,435,000 of convertible notes in three tranche’s, one tranche of $1,250,000 was issued on November 29 , 2005 the second tranche of $750,000 was issued on February 14, 2006 and the third tranche was issued on November 23, 2007.  The notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes, has been accounted for as a debt discount, to be amortized over the life of the corresponding convertible notes.  The value of the warrants has been determined using the Black-Scholes pricing model as follows:

	November 23,	February 14,	November 29,
Issue Date	2007	2006	2005
Valuation assumptions:
Expected term (in years)	5	5	5
stock price volatility	482%	125%	132%
Expected stock dividend yield	0%	0%	0%
Risk-free interest rate	3.40%	4.60%	4.40%
Fair value per warrant	$0.10	$0.35	$0.54
Number of warrants	10,000,000	300,000	500,000
Value of warrants	$1,000,000	$105,263	$271,458
Relative value of warrants	$303,136	$92,308	$223,025

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

The Company paid fees of $250,000 in association with the convertible notes issued in 2005.  The fees are being amortized over the life of the notes.  Amortization of $88,533  was recorded in each of  the years ended November 30, 2007 and 2006, respectively.

These notes contain conversion prices of 25¢ per underlying common share which were below the market value of the Company’s stock at the dates of issue.. Because the conversion was “in-the-money” at the date of issue of each issue,the Company recognized an expense of $153,882, $8,994 and 1,026,975 in years 2007, 2006 and 2005, respecitvely.

Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default.  The notes have been classified as current liabilities in the accompanying balance sheet since they may be called at any time. If the agreement were strictly followed, there would be substantial penalties for interest due because of a default and Significant penalties for the inability to satisfy stock registration rights under the agreement could also be imposed in the future.

As described above, the Company has executed an agreement with four entities in which the Company may issue up to $3,000,000 of convertible debt upon certain milestones being reached by the Company.  On November 29, 2005, the Company issued convertible notes totaling $1,250,000 due November 29, 2008 that are convertible into shares of common stock of the Company at a variable conversion price equal to fifty percent of the average of the lowest three (3) trading prices of the stock during the twenty days prior to the conversion.  The convertible notes are available for conversion into shares of common stock in the amount of the principal balance of the note plus any accrued and unpaid interest.  No holder or its affiliate may convert the notes for shares in excess of ownership in the Company of greater than 4.99%.  The convertible notes are issued at par and pay interest at 8% quarterly.  A condition of the convertible notes is that the Company must file a registration statement, which has become effective.  Failure on the Company’s part to have a registration statement become effective could subject the Company to damages under the agreement that currently approximate $25,000 per month.   The Company holds a call option that would allow the Company to prepay the convertible notes under certain conditions.   In addition to the issuance of the convertible notes payable, the Company was required to issue warrants to the Note Holders to purchase shares of common stock of the Company at an exercise price of $1.50 per share.  On November 29, 2005, the Company issued 500,000 warrants which are convertible into 500,000 shares of common stock and expire November 29, 2010.  The Company issued an additional 300,000 warrants on February 14, 2006 and 10,000,000 additional  warrants exercisable at $0.10 per share on November 23, 2007. These warrants are exercisable at $1.50 per share and expire 5 years from the date of issuance.

The Company holds a call option that would allow the Company to prepay the convertible notes under certain conditions. As long as the Company is not in default, the Company has sufficient number of shares to convert the full amount of the notes, and the Company’s stock is trading at or below $1.00, then at any time after the Issue Date, with ten (10) trading days prior written notice to the Note Holders, the Company has the option to prepay all of the outstanding Notes.  The prepayment amount is tiered based on when the call option is exercised and varies from 125% to 140% of the outstanding balance plus default interest and penalties if applicable.

Moreover, the Company holds a partial call option.  In the event that the price of the Common Stock, for each day of a month is below $.57, the Borrower may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by thirty-six (36) plus one month’s interest.

If the Company fails to deliver certificates for the Warrant Shares within five (5) business days after exercised, it is liable to the Holder for a penalty equal to 2% of the number of Warrant Shares that the holder is entitled to multiplied by the Market Price for each day that the Company fails to deliver certificates for the Warrant Shares.

The warrants contain a cashless exercise provision, which can be utilized if there is no effective resale registration statement at the time of exercise.  In the event of a Cashless Exercise, the Holder receives a number of shares of Common Stock determined by multiplying the number of Warrant Shares to which the Holder would otherwise be entitled by a fraction, the numerator of which is the difference between the then current Market Price per share of the Common Stock and the Exercise Price, and the denominator of which is the then current Market Price per share of Common Stock.

The Warrants contain a limitation whereby the Holder cannot exercise shares such that the Holder would beneficially own, including all other share ownership, in excess of 4.99% of the outstanding common stock of the Company. The Warrants contain anti-dilution provisions whereby the price is adjusted for issuances of common stock by the Company for no consideration or consideration below market value.

Concurrently with the execution of the Securities Purchase Agreement for the convertible notes, the Company entered into a Registration Rights Agreement requiring the Company to register 2 times the total number of shares issuable upon conversion of the convertible notes and all shares underlying the warrants. Under the registration rights agreement, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  The Company’s failure to make this registration effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of Outstanding Principal per month against Infe beginning March 30, 2006.

The potential damages amount to $740,000 for the first two tranches at November 30, 2007.Furthermore, a breach of the representations and warranties contained in the Securities Purchase Agreement, a failure to accept an otherwise legally valid transfer or re-sale of the securities, and the failure to reserve and have authorized 2 times the amount of shares necessary for the conversion of the notes and warrants, exposes the Company to liquidated damages in the amount of three percent (3%) of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months, in cash or shares at the option of the Company.

In the event that the Company elects to make payment of liquidated damages in common stock, such stock is to be issued at the conversion rate at the time of such issuance.

The Company is also required to pay a penalty of $2,000 per day to the investors if they fail to deliver the shares of common stock upon a conversion of the Convertible Notes within two business days upon receipt of the conversion notice.

As of the date hereof, the Lender has stated that the Notes will not be considered in default but has not waived its right to do so in the future.  Accordingly, the Company has not accrued damages in its financial statements.

As of November 30, 2007 the Company was not declared to be in default of any provisions of the Convertible Debentures.  As of the date hereof, The Company has failed to comply with the following terms of the convertible debentures:  1) failed to cause a registration statement to be effective by July 30, 2006; 2) Failed to comply with the requirement that the Company to timely file all reports with the SEC, (its Form 10-KSB for the fiscal year end November 30, 2006 was untimely); and 3) failure to pay quarterly interest.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

NOTE 8-    LONG-TERM LIABILITIES

	2007	2006
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$73,220	$70,355
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	3,580	283,580
Loan outstanding with the former owner of an acquired Company, Monarch. The loan is a twelve-month unsecured loan with an interest rate of 5% per annum.		60,000
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is payable on demand without a stated interest rate.	0	10,000
Total Long-Term Liabilities	76,800	423,935
Less: Unamortized Discount	0	(6,273)
Total Long-Term Liabilities	76,800	417,662
Less: Current Portion	(25,504)	(336,313)
Net Long-Term Liabilities	$51,296	$81,349

At November 30, 2007, the notes payable to the former owner of Cosmo/Mazel are convertible into 11,933 shares of common stock.

Principal maturities of the long-term liabilities over the next five years are as follows:

Year Ending November 30	Amount
2008	$21,924
2009	15,359
2010	35,937

Total Long-Term Liabilities	$73,220

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

NOTE 9-    LOAN PAYABLE TO SHAREHOLDERS

The $154,453 loan from shareholders is to be used for working capital. The loans are non-interest bearing, and have no specific repayment terms. The Company has been told that there will not be a demand payment within the next 12 months; therefore, the loans have been classified as a long-term liability. During the year ended November 30, 2007, the Company issued 7,900,000 shares of common stock in exchange for a reduction of $245,000 in loans payable stockholders.

NOTE 10-    GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. The Company has incurred net losses for the years ended November 30, 2007 and 2006, and has accumulated deficit. However, the Company has realized its first revenue stream and emerged out of the development stage. Presently, with the acquisition of Monarch in December 2005, Express in March 2006 and Cosmo/Mazel in June 2006, the Company has the revenue stream necessary to operate and develop its business. Since these are newly acquired businesses we cannot currently ascertain the consistency of the revenue stream with any degree of certainty. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

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

NOTE 11-    RELATED PARTY TRANSACTIONS

During the year ended November 30, 2007, the Company issued 7,500,000 shares of common stock to Arthur Viola, it’s CEO in exchange for the release of $225,000 of debt owed to Mr. Viola by the Company. In addition, the Company issued 400,000 shares of common stock to John Scrudato in exchange for the release of $20,000 of debt owed to Mr. Scrudato by the Company. During the year ended November 30, 2006, the Company issued 200,000 shares of common stock to John Scrudato, an employee,  as compensation.  These shares were valued at $20,000.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

The Company has utilized office space provided by its President, Mr. Arthur Viola at no charge.

NOTE 12- Common Stock

During the year ended November 30, 2007, the Company issued 4,078,285 shares of common stock to various vendors and consultants for services at an average value of $0.086 per share for a total value of $349,228. The Company also issued 2,880,000 shares for cash resulting in net proceeds of $347,301. Further, 139,000 shares were issued upon conversion of convertible notes payable and 7,900,000 shares were issued in exchange for $245,000 of loan payable to stockholders. During the year ended November 30, 2006, the Company issued 439,250 shares of common stock to various vendors and consultants for services at an average value of $0.40 per share having a total value of $179,105. Also during 2006, 200,000 shares of common stock having a value of $0.10 per share and a total value of $20,000 were issued to various employees for compensation.

NOTE 13-    COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases that expires May 31, 2009 and June 30, 2010.

Future minimum lease payments follow for the year ending November 30,	Amount
2008	$ 58,800
2009	46,300
2010	14,400
$ 119,500

Contingencies

Under the registration rights agreement with the Holders of the Convertible Notes, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. In addition, the failure to make a registration statement effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of outstanding principal per month against Infe beginning March 30, 2006. Although the Holders of the Convertible Notes have not notified Infe of a default to date and have stated that the notes will not be considered as being in default, this failure to notify us does not act as a waiver of the default. The Company has classified such notes as current in the accompanying balance sheet.  Accordingly, the Company’s failure to make a registration statement effective could result in the assessment of liquidation damages in the amount of $40,000 per month against Infe beginning from July 30, 2006. The total contingent liability for the registration default fee and the liquidated damages (through November 30, 2007) could be approximately $740,000.

NOTE 14- Daniels Advisory Consulting

The following is the detail related to the Income (loss) from Daniels Advisory Consulting:

	11/30/2007	11/30/2006
Revenues	$ -	$ (49,107)
Advertising	245,489	7,018
Insurance	20,000	-
Legal fees	33,500	80,208
Accounting fees	252,429	51,000
Rent	67,000	11,000
Office & Administrative	18,417	6,402
Consulting	504,735	40,000
	1,141,569	146,521

Realized (gain) loss on marketable securities	56,108	(110,758)
	56,108	(110,758)

	$ 1,197,677	$ 35,763

NOTE 15- Subsequent Event

On January 31, 2008 the Company issued three Callable Secured Convertible Notes totaling $284,811 to three of the holders of the Company’s Convertible Notes. This amount represents the unpaid interest on the related Convertible Notes. Such Callable Secured Convertible Notes mature on January 31, 2011 bear interest at 2% and are convertible into common stock of the Company based on formulae included in the document.

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

Based upon their evaluation as of the end of November 30, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Name

Age

Title

Arthur Viola

52

President, CEO, Chairman

Lloyd Glick

65

Chief Operating Officer

John Rudy

65

Chief Financial Officer

Arthur Viola, age 52.  Mr. Viola has been Chairman, President, CEO and a Director of the company since September 2002. In 1981, Mr. Viola founded the Viola Group, Inc., a New York based public company which acquired and managed private companies.  From 1990 to the present, Mr. Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company which invests in and helps grow small public companies.  Previously, Mr. Viola was involved with mergers and acquisitions with Bank of America, Gulf & Western and Crane Co., and was an account manager for Citibank, N.A.  Mr. Viola earned a B.A. From Iona College, an MBA from Pace University and has done advanced work in corporate mergers & acquisitions and real estate development at New York University.

Lloyd Glick, age 65.  On April 27, 2007, in conjunction with the acquisition of Gilsor Technology Holdings, Inc., Mr. Glick was appointed Chief Operating Officer.  Mr. Glick has been involved in various aspects of the computer consulting and staffing industry for over 30 years.  Most recently he has been CEO of Gilsor Technology which has been arranging mergers and acquisitions in the information technology staffing space.  Prior to this he was CEO of Global IT Holdings, Inc. an, IT staffing company.  He has been a partner in TerraNova Systems, Inc. an IT staffing company and a partner in Stat Staffing, Inc. a nurse staffing company.  Prior to this he held executive positions in IT consulting firms and was the CIO of a major retail firm for 10 years.   Mr. Glick holds a MS in operation research from NYU and a BS in Psychology an engineering science from CCNY.

John Rudy, age 65.  On July 25, 2007 we retained Beacon Consulting Associates to perform services of a Chief Financial Officer and related financial services.  In accordance with the agreement with Beacon, John Rudy assumed the position of Vice President and Chief Financial Officer effective September 1, 2007.  Mr. Rudy is the founder and principal of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies since 1992.  From August 1998 through April 2000 he served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly traded automobile dealership.  From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company.  Since February 2007, Mr. Rudy has been serving as vice president and chief financial officer and a member of the board of directors of Zunicom, Inc., a provider of business centers to the hospitality industry through its wholly owned subsidiary, AlphaNet Hospitality Systems Inc.  Since July 2005 Mr. Rudy has been serving as a director of Empire Financial Holding Company, a publicly traded broker-dealer and investment banking firm and AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services, and since May 2005 he has been serving as a director of Trey Resources, Inc., a publicly-traded software reseller.  Mr. Rudy qualifies as an "Audit Committee Financial Expert" as that term is defined under SEC regulations.  Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College, and is a Certified Public Accountant in New York State since 1972.  Mr. Rudy will be compensated by Beacon.  We compensate Beacon at hourly rates ranging from $150 to $200.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended November 30, 2007 and 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Arthur Viola, Pres. and Chairman	2007	$62,500		$100,000(1)
	2006	$100,000		$20,000(2)
Lloyd Glick, COO	2007

Judy Rudy, CFO	2007	$37,602

(1) Comprised of preferred stock valued at $50,000 and common stock valued at $50,000

(2) Comprised of common stock valued at $20,000

OUTSTANDING EQUITY AWARDS AT NOVEMBER 30, 2007
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of S e curities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Arthur Viola	0	0	0	0	0	0	0	0	0
Lloyd Glick	0	0	0	0	0	0	0	0	0
John Rudy	0	0	0	0	0	0	0	0	0

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's directors did not receive any compensation for services rendered as a director during fiscal 2008 or any time since then

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 12, 2008, for each person, other than directors and executive officers, who is known by the Company to own beneficially five percent or more of its outstanding Common Stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 12, 2008, for the following: (1) each of the Company's directors and executive officers and (2) its directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class(1)
Common	Arthur Viola	18,445,640	53.08%
Preferred		50,000	100%
Common	Lloyd Glick	97,000.279%
Common	John Rudy	0

(1) Based on an aggregate of 34,748,259common shares and 50,000 preferred shares outstanding as of March 12, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During fiscal 2007, we issued common stock Arthur Viola as compensation.  As of November 30, 2007, Mr. Viola has contributed a net $ 154,453 for working capital purposes.  The loan is non-interest bearing, and has no specific repayment terms.  As such, the loan has been classified as a long term liability.

ITEM 13. EXHIBITS

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of November 30, 2007 are filed as part of this report.

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

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.        Description of Exhibits

-----------        -----------------------

3.1(1)

Articles of Incorporation*

3.2(1)

By-laws*

5.2

2007 Equity Incentive Plan(2)

10.1(1)

Stock Purchase Agreement*

23.1

Consent of Certified Public Accountants*

31.1

Certification pursuant to Sarbanes-Oxley Sec. 302-CEO

31.2

Certification pursuant to Sarbanes-Oxley Sec. 302-CFO

32.1

Certification pursuant to 18 U.S.C. Sect. 1350-CEO

32.2

Certification pursuant to 18 U.S.C. Sect. 1350-CFO

(1)

Incorporated by reference to the Form 10-SB filed August 21, 2003

(2)

Incorporated by reference to the Form S-8 filed September 21, 2007

*

Previously filed with Form 10-KSB-March 15, 2004

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We were billed $__________ for the fiscal year ended November 30, 2007 and $_________ for the fiscal year ended November 30, 2008, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $_________ in audit related fees for the fiscal years ended November 30, 2007 and 2006. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended November 30, 2007 and 2006. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

By:_/s/Arthur Viola

Chief Executive Officer and Director

Date:  March 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Infe-Human Resources, Inc.

By:/s/ John Rudy

Chief Financial Officer

Date:  March 14, 2008