Form 10KSB/A
period 2007-11-30
INFE HUMAN RESOURCES INC
filed 2008-03-18
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-KSB/A

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

NOVEMBER 30, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

INFe Human Resources, Inc.

We have audited the consolidated balance sheet of INFe Human Resources, Inc. as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly , in all material respects, the financial position of INFe Human Resources, Inc. as of November 30, 2007 and 2006, and the results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company has incurred net losses for the years ended November 30, 2007 and 2006, which has resulted in an increase to its accumulated deficit.  In addition, the Company has long-term liabilities and current operating expenses substantially in excess of its working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or adjustments relating to the Company's ability to continue as a going concern.

/s/Miller, Ellin & Company, LLP

New York, New York

March 17 , 2008

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

 The accompanying notes are an integral part of these financial statements

INFe- HUMAN RESOURCES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

	For the Years Ended
	November 30,	November 30,
	2007	2006

REVENUES	$8,603,150	$6,407,963

COST OF SALES	7,037,092	5,327,996
GROSS PROFIT	1,566,058	1,079,967

SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES	1,257,263	838,499

INCOME FROM STAFFING OPERATIONS BEFORE DEPRECIATION AND AMORTIZATION	308,795	241,468

DEPRECIATION AND AMORTIZATION	269,469	80,198
INCOME FROM STAFFING OPERATIONS	39,326	161,270
LOSS FROM DANIELS ADVISORY CONSULTING	(1,197,677)	(35,763)
INCOME (LOSS) BEFORE OTHER
INCOME AND (EXPENSE)	(1,158,351)	125,507
OTHER INCOME (EXPENSE):
Interest Income	0	10,668
Impairment Expense	(199,476)
Interest Expense	(688,223)	(427,368)
	(887,699)	(416,700)

NET (LOSS)	($2,046,050)	($291,193)

BASIC AND DILUTED LOSS PER SHARE	$ (0.12)	$ (0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	17,457,640	13,226,592

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
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006

The Company paid fees of $72,211 and $250,000 in association with the convertible notes issued in 2007 and 2006, respectively.  The fees are being amortized over the life of the notes.  Amortization of $88,533  was recorded in each of  the years ended November 30, 2007 and 2006, respectively.

These notes contain conversion prices of 25¢ per underlying common share which were below the market value of the Company’s stock at the dates of issue. Because the conversion was “in-the-money” at the date of issue of each issue,the Company recognized an expense of $153,882, $8,994 and 1,026,975 in years 2007, 2006 and 2005, respecitvely.

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

NOTE 14- Daniels Advisory Consulting

The following comprises the loss from Daniels Advisory Consulting:

	11/30/2007	11/30/2006
Revenues	$ -	$ 49,107
EXPENSES:
Advertising	245,489	7,018
Insurance	20,000	-
Legal fees	33,500	80,208
Accounting fees	252,429	51,000
Rent	67,000	11,000
Office & Administrative	18,417	6,402
Consulting	504,735	40,000
	1,141,569	195,628

Realized (gain) loss on marketable securities	56,108	(110,758)

	$ (1,197,677)	$(35,763)

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of November 30, 2007 had deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. There have been no significant changes to our internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

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

Incorporated by reference to the Form S-8 filed September 21, 2007

*

Previously filed with Form 10-KSB-March 15, 2004

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We were billed $188,927 for the fiscal year ended November 30, 2007 and $51,000 for the fiscal year ended November 30, 2006, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $-0- in audit related fees for the fiscal years ended November 30, 2007 and 2006. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

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

Infe-Human Resources, Inc.

By:_/s/Arthur Viola

Chief Executive Officer and Director

Date:  March 17, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Infe-Human Resources, Inc.

By:/s/ John Rudy

Chief Financial Officer

Date:  March 17, 2008