Form 10-Q
period 2008-02-29
INFE HUMAN RESOURCES INC
filed 2008-04-21
CIK 1260376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 29, 2008

Commission File No. 000-50374

INFE-HUMAN RESOURCES, INC.
(Exact name of the registrant as specified in its charter)

Nevada
(State of Incorporation)

54-2013455
(I.R.S. Employer Identification No.)

67 Wall Street, 22nd Floor, New York, New York, 10005-3198
(Address of principal executive offices)

(212) 859-3466
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:, As of April 18, 2008, there were 36,670,259 shares of the Registrant's Common Stock $0 .001 Par Value, Per Share, Outstanding..

INFE-HUMAN RESOURCES, INC.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. .........................................F-1

Item 2. Management's Discussion and Analysis or Plan of

Operation..............................................................4

Item 3. Controls and Procedures........................................10

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

	INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets
	February 29, 2008 and November 30, 2007

	February	November
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 18,063	$ 404,489
Marketable Securities	1,751	4,421
Accounts Receivable, net	163,755	155,185
Due From Factor	193,889	339,209
Accrued Income	115,481	123,273
Prepaid Expenses	96,698	47,548
Debt Discount, current portion	206,156	206,156
Financing Costs, current portion	102,975	102,975
Total Current Assets	898,768	1,383,256

FIXED ASSETS, net	85,789	92,752
GOODWILL	236,675	236,675
INTANGIBLE ASSETS, NET	1,448,706	1,476,556

OTHER ASSETS
Debt Discount, net of current portion	178,057	205,168
Stock in Escrow	20,000	20,000
Financing Costs, net of current portion	29,622	57,770
Deferred Consulting Fees, net of amortization	276,875	289,626
Total Other Assets	504,554	572,564

TOTAL ASSETS	$ 3,174,492	$ 3,761,803

LIABILITIES AND STOCKHOLDER'S DEFICIT AND EQUITY

CURRENT LIABILITIES
Cash Overdraft	$ 40,990	$ -
Accounts Payable and accrued expenses	647,274	720,216
Due To Factor	184,194	322,248
Convertible Notes	2,313,250	2,428,500
Notes Payable, current portion	20,058	25,504
Total Current Liabilities	3,205,766	3,496,468

LONG-TERM LIABILITIES
Notes Payable, net of current portion	46,930	51,296
Loan Payable to Shareholders	124,431	154,453
Total Long Term Liabilities	171,361	205,749

TOTAL LIABILITIES	3,377,127	3,702,217

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 20,000,000
shares authorized, none issued and outstanding	50	50
Common Stock, $001 par value; 100,000,000
shares authorized, 33,251,259 and 29,240,059
issued and outstanding	33,212	29,040
Additional paid-in-capital	4,134,283	3,951,554
Accumulated Deficit	(4,331,320)	(3,884,868)
Accumulated other comprehensive (loss)	(38,860)	(36,190)
Total Stockholders' Defcit and Equity	(202,635)	59,586

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT AND EQUITY	$ 3,174,492	$ 3,761,803

 See accompanying notes to consolidated financial statements.

INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended February 29, 2008 and February 28, 2007

	For the Three Months Ended
	Februatry 29,	Februatry 28,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$1,478,787	$1,644,044

COST OF SALES	1,361,913	1,340,275

GROSS PROFIT	116,874	303,769

Selling, General and Administrative	228,568	218,713

INCOME(LOSS) FROM STAFFING OPERATIONS BEFORE DEPRECIATION & AMORTIZATION
	(111,694)	85,056

Depreciation and Amortization	75,712	34,504

INCOME(LOSS) FROM STAFFING OPERATIONS	(187,406)	50,552

Loss from Daniels Advisory Consulting	131,492	114,765

NET LOSS BEFORE OTHER EXPENSE	(318,898)	(64,213)

OTHER EXPENSE:
Interest Expense	(127,554)	(132,022)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(446,452)	(196,235)

Provision for income taxes	-	-

NET LOSS	($446,452)	($196,235)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	31,535,581	13,950,474

See accompanying notes to consolidated financial statements.

 INFe-HUMAN RESOURCES, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

 (Unaudited)

	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(446,452)	$(196,235)
Adjustments to reconcile net income (loss):
Amortization of finance costs	28,148	22,133
Accretion of debt discount	27,111	27,111
Amortization of intangibles	27,850	28,338
Amortization of deferred consulting fees	12,751	-
Depreciation	6,963	6,166
Common stock issued as compensation	-	-
Common stock issued for services	71,651	11,500
(Gain) loss on sale of marketable securities	-	25,097
Changes in assets and liabilities:
(Increase)decrease in accounts receivable	(8,570)	71,652
Decrease in accrued income	7,792	53,405
(Increase)decrease in due to/from factor	7,266	(1,013)
Increase in prepaid expenses	(49,150)	(17,522)
Increase(decrease) in cash overdraft	40,990	0
Increase(decrease) in accounts payable	(72,942)	29,289
decrease in marketable securities	-	31,344
Total cash flows from operating activities	(346,592)	91,265

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Total cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes issued on acquisition	(3,580)	(115,000)
Proceeds from loans from officers	89,978	27,875
Contributions of capital	-	99,500
Payment of loans from officers	(120,000)	-
Payment of bank note	(6,232)	(7,072)
Total cash flows from financing activities	(39,834)	5,303
Increase in cash and equivalents	(386,426)	96,568
Cash and cash equivalents at beginning of year	404,489	73,472
Cash and cash equivalents at end of year	$18,063	$170,040

	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
CASH PAID DURING THE YEAR FOR:

Interest	$100,443	$42,567

Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$ 71,650	$11,500

Unrealized gain (loss) on securities	$ (2,670)	$23,481

Settlement of debt on acquisition credited to goodwill	$ 0	$30,000

Conversion of debt for common stock	$ 115,250	$ 0

See accompanying notes to consolidated financial statements.

INFe - HUMAN RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
	For the Period Ended	For the Period Ended
	February 29,	February 28,
	2008	2007

Net (loss)	$ (440,437)	$ (196,235)
Other comprehensive income (loss)
Unrealized gains (losses) arising during the period	(2,670)	23,481
Less: reclassification adjustment for gains included in net (loss)	-	(25,097)
Comprehensive (loss)	$ (443,107)	$ (197,851)

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

INFe- Human Resources, Inc. (the “Company”or “Infe”) was incorporated in the State of Nevada on March 31, 2000.  The Company was organized to provide human resource administrative management, executive compensation plans and staffing services to client companies.  The business became a publicly traded entity in late 2003 as a result of its acquisition of all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a publicly traded Nevada company.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On May 31, 2007 the Company purchased Gilsor Technologies for the purpose of acquiring the rights to potential business acquisitions. The Company did not assume any liabilities of the business and all of its transactions from the date of acquisition are included as part of these financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

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

Cash and Cash Equivalents

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at several financial institutions, which at times may exceed the insurable FDIC limit, but management believes that there is little risk of loss.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonably assured.

The Company earns income from four potential revenue streams. The majority of the business is temporary staffing where the Company earns and accrues the revenue as the service is performed. The expenses associated with these revenues (wages, payroll taxesand benefits) are accrued as the wages are earned.  Less than five percent of our revenue comes from permanent placements where the Company earns and accrues the revenue 30 days after a client hires an employee full time on their payroll as per the Company’s hire agreement. The Company’s only expense on this work is commissions, which are accrued and payable when the revenue is earned. During the last fiscal year the Company had a nominal amount of consulting income through Daniels Corporate Consulting. This work is performed on a contractual basis only with revenues being accrued as the contract is performed and any expenses associated with these revenues is accrued when incurred. Lastly, the Company has not performed any merchant banking services but in such an event the Company would earn revenues through the receipt of discounted stock positions paid to the Company in exchange for consulting services performed. The revenue would be earned upon the completion of the services and any expenses would be recorded as incurred.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INFe-Human Resources of New York, Inc., and INFe Human Resources-Unity, Inc. conduct employment-staffing services.

Daniels Corporate Advisory Company, Inc., (Daniels) has revenues as a result of corporate financial consulting services which are recognized as services are performed. Daniels also operates the merchant banking division, which did not have any revenues to recognize.

Investments

Marketable securities are classified as available-for-sale. Accordingly, they are carried at fair value with unrealized gains and losses reported, net of deferred income taxes, in accumulated other comprehensive income, a separate component of stockholder’s equity.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

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

Goodwill and Intangible Assets Arising from Acquisitions

The reported amounts of goodwill for each business reporting unit are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each business reporting unit to the business reporting unit's carrying value, including goodwill. If the fair value of a business reporting unit exceeds its carrying amount, goodwill of the business reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.  The Company’s annual impairment tests as of November 30, 2007 resulted in recording an impairment of goodwill and intangible assets of $199,456. The amount of contingent liabilities that are quantified in subsequent periods generally will result in additional goodwill and/or intangible assets.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

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

Net Loss Per Share

 Net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti−dilutive. The following is a reconciliation of the computation for basic and diluted EPS for the three months end February 29, 2008 and February 28, 2007:

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2008	2007
Net loss	$(446,452)	$(196,235)

Weighted-average common shares outstanding basic
Weighted-average common stock	31,535,581	13,950,474
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding- diluted	31,535,581	13,950,474

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 3    ACCOUNTS RECEIVABLE

In 2006, the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement, the financial institution makes advances in reliance on the collectability of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At February 29, 2008 and November 30, 2007, trade receivables of $193,889 and $184,193, respectively, had been sold and remain outstanding and the Company has received advances of $322,248 and 256,936, respectively, against those receivables.  Sales of receivables amounted to approximately $1,450,000, for the three months ended February 29, 2008. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Accounts receivable consisted of the following at February 29, 2008 and November 30, 2007:

	February 29,	November 30,
	2008	2007
Accounts receivable	$192,936	$292,337
Allowance for doubtful accounts	(29,181)	(49,507)
	$163,755	$243,830

NOTE 4    ACQUISITIONS AND INTANGIBLES

On April 27, 2007 INFE –Human Resources, Inc. purchased 100% of the outstanding stock of Gilsor in exchange for 150,000 fully vested shares of restricted common stock, which were valued at $.35 per share or $52,500 which was attributed to goodwill. This acquisition was deemed not material to the financial position of the Company. In addition, the  shareholders of Gilsor were granted 4,000,000 contingent warrants for common stock of the Company. These warrants may not be vested unless INFE achieves $7.5 million in additional quarterly revenue in its periodic SEC filings achieves $720,000 in additional quarterly Earnings Before Interest, Taxes, Depreciation and Amortization also as reported in its SEC filings and the Company successfully refinances its existing debt on terms acceptable to IFHR’s Chairman. The warrants are convertible at various exercise prices as benchmarks are reached and the warrants become vested.  Further the Company has issued 1,000,000 warrants exercisable at $0.50 per share in connection with a separate consulting agreement with one of the principals. These warrants were valued at $327,879 using the Black-Sholes pricing model using the following assumptions:

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 4    ACQUISITIONS AND INTANGIBLES (CONTINUED)

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

For the three months ended February 29, 2008 $9,563 was recognized as an expense, of this, deferred consulting fees.

During the fiscal year ended November 30, 2006, the Company acquired Business Staffing, Inc. (Monarch), Express Employment Agency, Empire Staffing, Inc. and Cosmo/Mazel . The acquisitions of Express and Empire were determined by the Company to be not material to the financial position of the Company. The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert.  Intangible assets consist of the following:

	February 29, 2008	November 30, 2007
Trademarks	$1,284,725	$1,284,725
Non-compete agreement	180,070	180,070
Customer list	334,866	334,866
	1,799,661	1,799,661
Less: Accumulated amortization	(203,979)	(176,129)
Impairment at November 30, 2007	(146,976)	(146,976)
Intangible assets, net	$1,448,706	$1,476,556

Goodwill	$319,175	$319,175
Less: Reduction in note	(30,000)	(30,000)

Impairment at November 30, 2007	(52,500)	(52,500)
Goodwill, net	$236,675	$236,675

 INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 4    ACQUISITIONS AND INTANGIBLES (CONTINUED)

The purchase agreement in connection with the acquisition of Cosmo/Mazel contains two contingent payout calculations. To the extent that the Base Price (The Base Price or “Contingent Price” is defined as 150% of the sellers EBITDA for the twelve months ended September 30, 2005 which was $ 1,283,580) does not equal or exceed $1,500,000, the amount of such deficiency shall be payable by the Buyer to the Seller under the following conditions over a two year earn-out period.  The contingent price shall be equal to the net difference between $1,500,000 and the Base Price calculated at the end of each of the two subsequent years on a trailing twelve months basis. The contingent price shall be payable within a period of sixty days from the completion of each earn-out calculation. As of February 29, 2008 and November 30, 2007  no amounts were due under this provision.

In addition, if on a cumulative basis, the total Consolidated Gross Profit (It is intended that Gross Profit be the difference between revenue and the cost of providing a service, before deducting overheads) for the two year earn-out period exceeds the cumulative Contingent Price for that same period, then the Contingent Price will be prorated upward proportionate to such overage. Any such additional contingent price will be paid within sixty (60) days from completion of the two-year earn-out term. In no event, shall such additional contingent payment cause the total of Base Price and Contingent Price to exceed $2,000,000. As of February 29, 2008 and November 30, 2007  no amounts were due under this provision.

The Company pursuant to its annual impairment test, determined that impairments amounting to $199,476, were required at November 30, 2007.

NOTE 5-   CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the buyer to purchase 800,000 shares of common stock at an exercise price of $1.50 per share and warrants enabling the buyer to purchase 10,000,000 shares of common stock at an exercise price of $0.10.  The Company has issued $2,435,000 of convertible notes in three tranche’s. One tranche of $1,250,000 was issued on November 29, 2005 the second tranche of $750,000 was issued on February 14, 2006 and the third tranche of $435,000 was issued on November 23, 2007.  The notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes, has been accounted for as a debt discount, to be amortized over the life of the corresponding convertible notes.  The value of the warrants has been determined using the Black-Scholes pricing model as follows:

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

The Company paid fees of $72,211 and $250,000 in association with the convertible notes issued in 2007 and 2006, respectively.  The fees are being amortized over the life of the notes.  Amortization of $28,148 and $22,133 was recorded for the three months ended February 29, 2008 and February 28, 2007, respectively.

These notes contain conversion prices of 25¢ per underlying common share which were below the market value of the Company’s stock at the dates of issue. Because the conversion was “in-the-money” at the date of issue of each issue, the Company recognized an expense of $153,882, $8,994 and $1,026,975 in years 2007, 2006 and 2005, respectively.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

Although the Company has not met some of the terms of the agreement, the lender has stated that the notes will not be considered as being in default.  The notes have been classified as current liabilities in the accompanying balance sheets since they may be called at any time. If the agreement were strictly followed, there would be substantial penalties for interest due because of a default and significant penalties for the inability to satisfy stock registration rights under the agreement could also be imposed in the future.

As described above, the Company has executed an agreement with four entities in which the Company may issue up to $3,000,000 of convertible debt upon certain milestones being reached by the Company.  On November 29, 2005, the Company issued convertible notes totaling $1,250,000 due November 29, 2008 that are convertible into shares of common stock of the Company at a variable conversion price equal to fifty percent of the average of the lowest three (3) trading prices of the stock during the twenty days prior to the conversion.  The convertible notes are available for conversion into shares of common stock in the amount of the principal balance of the note plus any accrued and unpaid interest.  No holder or its affiliate may convert the notes for shares in excess of ownership in the Company of greater than 4.99%.  The convertible notes are issued at par and pay interest at 8% quarterly.  A condition of the convertible notes is that the Company must file a registration statement, which has become effective.  Failure on the Company’s part to have a registration statement become effective could subject the Company to damages under the agreement that currently approximate $40,000 per month. In addition to the issuance of the convertible notes payable, the Company was required to issue warrants to the Note Holders to purchase shares of common stock of the Company at an exercise price of $1.50 per share.  On November 29, 2005, the Company issued 500,000 warrants which are convertible into 500,000 shares of common stock and expire November 29, 2010.  The Company issued an additional 300,000 warrants on February 14, 2006 and 10,000,000 additional warrants exercisable at $0.10 per share were issued on November 23, 2007. These warrants expire 5 years from the date of issuance.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of November 30 2007, the Lender has stated that the Notes will not be considered in default but has not waived its right to do so in the future.  Accordingly, the Company has not accrued damages in its financial statements.

As of February 29, 2008 the Company was not declared to be in default of any provisions of the Convertible Debentures. As of the date hereof, The Company has failed to comply with the following terms of the convertible debentures:  1) failed to cause a registration statement to be effective by July 30, 2006; 2) Failed to comply with the requirement that the Company to timely file all reports with the SEC, (its Form 10-KSB for the fiscal year end November 30, 2006 was untimely); and 3) failure to pay quarterly interest.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 6-   LONG-TERM LIABILITIES

	February 29,	November 30,
	2008	2007
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$66,988	$73,220
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	0	3,580
Total Long-Term Liabilities	66,988	76,800
Less: Current Portion	(20,058)	(25,504)
Net Long-Term Liabilities	$46,930	$51,296

Principal maturities of the long-term liabilities are as follows:

Year Ending February 29	Amount
2008	$20,058
2009	14,052
2010	32,878

Total Long-Term Liabilities	$66,988

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 7-   LOAN PAYABLE TO SHAREHOLDERS

The $124,431 loan from Arthur Viola and shareholders has been used for working capital. The loans are non-interest bearing, and have no specific repayment terms. There were no debt cancellations in the quarter ended February 29, 2008 and the Company has been told that there will not be a demand payment within the next 12 months; therefore, the remaining loans have been classified as a long-term liability.

NOTE 8-   GOING CONCERN

The Company has incurred operating losses, and as of February 29, 2008, the Company had a working capital deficit of $2,307,298 and an accumulated deficit of $4,331,320. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and increased sales prices on certain staffing services. Management believes these factors will contribute towards achieving profitability. Management also believes the Company needs to raise additional capital for working capital purposes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9-   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under non-cancelable operating leases that expires May 31, 2009 and June 30, 2010.

Future minimum lease payments follow for the year ending November 30,	Amount
2008	$ 58,800
2009	39,400
2010	6,600

$ 104,800

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 9-   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies

Under the registration rights agreement with the Holders of the Convertible Notes, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. In addition, the failure to make a registration statement effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of outstanding principal per month against Infe beginning March 30, 2006. Although the Holders of the Convertible Notes have not notified Infe of a default to date and have stated that the notes will not be considered as being in default, this failure to notify us does not act as a waiver of the default. The Company has classified such notes as current in the accompanying balance sheet.  Accordingly, the Company’s failure to make a registration statement effective could result in the assessment of liquidation damages in the amount of $40,000 per month against Infe beginning from July 30, 2006. The total contingent liability for the registration default fee and the liquidated damages (through February 29, 2008) could be approximately $820,000.

NOTE 10- Daniels Advisory Consulting

The following comprises the loss from Daniels Advisory Consulting:

	Three Months Ended	Three Months Ended
	February 29, 2008	February 28, 2007
Revenues	$ -	$ -
EXPENSES:
Advertising	3,200	53,894
Legal fees	10,000	-
Accounting fees	35,000	15,300
Rent	5,750	16,500
Office & Administrative	3,392	1,052
Consulting	74,150	51,500
	131,492	138,246

Realized gain on marketable securities	-	23,481

	$ (131,492)	$(114,765)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED February 29, 2008

COMPARED TO THREE MONTHS ENDED February 28, 2007

Revenues

Revenues were $1,478,787 for the three months ended February 29, 2008, as compared to $1,644,044 for the three months ended February 28, 2007, a decrease of $165,257 or 10.1%. This decrease reflects a reduction in revenue of our staffing operations caused by both a downturn in economic conditions and the continued elimination of low margin work.

Cost of Sales

Cost of revenues was $1,361,913 for the three months ended February 29, 2008, as compared to $1,340,275 for the three months ended February 28, 2007, an increase of $21,638 or 1.6%. Continued support of the current operating structure including supervisory personnel provided to our clients who have container work has led to a temporary erosion of margins until adjustments can be made in the container billing price expected  to be implemented in our second fiscal quarter.

Gross Profit

Gross profit was $116,874 for the three months ended February 29, 2008, and $303,769 for the three months ended February 28, 2007. Gross profit decreased by $186,895 or 61.5% which was principally the result of the increased costs to perform the services.

Selling, General and Administrative expenses

Selling, General and Administrative expenses for the three months ended February 29, 2008, were $228,568 compared to $218,713 for the three months ended February 28, 2007 an increase of $9,855 or 4.5% was the result of increased transportation cost and a slightly higher overhead cost spread over lower level of staffing revenues.

Income(deficit) from Staffing Operations

The loss from staffing operations before depreciation and amortization for the three months ended February 29, 2008, was $111,694  as compared to income of $85,056 for the three months ended February 28, 2007. The decrease  in income  was due to the items discussed above .

Depreciation and Amortization

Depreciation for the three months ended February 29, 2008, was $6,963  as compared to $6,166 for the three months ended February 28, 2007. Amortization of intangibles for the three months ended February 29, 2008, was $27,850  as compared to of $28,338 for the three months ended February 28, 2007.

Loss from Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the three months ended February 28, 2008 was $131,492 compared to $114,765 for the comparable period of 2007, an increase of $16,727 or 14.5%. The company has tried to increase the visibility of Daniels Advisory Consulting through investor awareness resulting in the increase in expenses along with increased professional fees for the same period last year.

Interest Expense

Net interest expense was $127,554 and $132,022 for the three months ended February 29, 2008 and February 28, 2007, respectively, a decrease of $4,468 or 0.3% This decrease was primarily attributable to the overall decrease in revenue and accordingly a decrease in interest on factored receivables..

Net loss  was ($446,452) for the three months ended February 29, 2008, compared to ($196,235) for the three months ended February 28, 2008, an increase of $250,217 or 127.5%. This increased loss is principally related to the decreased economic activity combined with the company’s continued emphasis on higher margin revenue and the current decrease of revenue from eliminating low margin clients.

LIQUIDITY AND CAPITAL RESOURCES

Our current financial statements show a capital deficit from operations. Mandatory increases in the minimum wage have increased our wage expense causing a strain in our day to day activities. Management has identified the specific operations impacted by these increases and has moved to raise capital to cover the short term gap until revenue is increased through price increases in our second fiscal quarter.

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

On June 1, 2006, Infe closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing Infe utilized $950,000 of its cash.  In addition at Closing Infe was obligated to pay an additional $333,580 over the next twelve months payable as negotiated. As of February 29, 2008 the outstanding balance owed for the acquisition of Cosmo Temp and Mazel Temp was zero.

Additional financing is currently being raised in the form of accounts receivable financing (factoring) while negotiations continue with institutional investors for a private placement of equity securities.

On November 30, 2005, we sold 8% Secured Convertible Promissory Notes for an aggregate of $1,250,000 to four investors.  On February 14, 2006, the same four investors each purchased additional secured convertible notes for an aggregate of $750,000.

On November 27, 2007, we sold an additional 8% Secured Convertible Promissory Notes for an aggregate of $435,000 to three of the four investors. Each of the notes has a three year term.

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

Under the registration rights agreement with the Holders of our Convertible Notes, if a registration statement relating to the securities is not declared effective by the SEC within 120 days of issuance of the Notes, Infe is obligated to pay a registration default fee to the Note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default. Accordingly the Company has classified the Convertible note as long-term. The Company’s failure to make a registration effective could result in the assessment of liquidated damages in the amount of $40,000 per month against Infe beginning from July 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

   As of February 29, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

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

Based upon their evaluation as of the end of February 29, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

On January 31, 2008 we issued three Callable Secured Convertible Notes totaling $284,811 to three of the holders of the Company’s Convertible Notes. This amount represents the unpaid interest on the related Convertible Notes. Such Callable Secured Convertible Notes mature on January 31, 2011 bear interest at 2% and are convertible into common stock of the Company based on formulae included in the document.

Item 3.  Defaults Upon Senior Securities

none

Item 4. Submission of Matters to a Vote of Security Holders

none

Item 5.  Other Information

On December 22, 2005, we filed a Current Report on Form 8-K reporting the acquisition of Monarch Human Resources, Inc., a New Jersey employee staffing company (“Monarch”) and stating that we will file the required financial statements within the requisite seventy-one (71) days.  Immediately prior to the acquisition, Monarch had completed the acquisition of Business Staffing, Inc. and accordingly our acquisition of Monarch was in substance an acquisition of BSI.  Consistent therewith, we attempted to prepare financial statements and pro forma information required by Item 9 of Form 8-K.  Despite our good faith efforts, Monarch had insufficient BSI records to prepare the required financial statements.  For several months, Monarch has been attempting to obtain the missing financial records related to the acquisition of BSI for the purpose of completing an audit thereon.  Nevertheless, despite repeated demands the principal of BSI has refused to deliver said records.  Accordingly, pursuant to Rule 3-13 of Regulation S-X, we have requested that the Commission permit us to omit from our Form 8-K certain required financial information related to the acquisition.

Item 6.  Exhibits

EXHIBIT

NUMBER

DESCRIPTION

---------------

----------------------

31.1

Certification of Principal Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1

Certification of Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Infe-Human Resources, Inc.

            Name:

Arthur Viola

            Title:

Chief Executive Officer, Chief Financial Officer

            Date:

April 21, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name:

Arthur Viola

Title:

Director

Date:  April 21, 2008

EX 31.1

CERTIFICATION

I, Arthur Viola, certify that:

1.I have reviewed this quarterly report on Form 10-Q of INFe-Human Resources, Inc.;

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

April 21, 2008

/s/  ARTHUR VIOLA

________________________

Arthur Viola

Chief Executive Officer,

Chief Financial Officer and Sole Director

EX-32.1

Certification pursuant to 18 U.S.C. Section 1350

INFe- HUMAN RESOURCES, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of INFe- Human Resources, Inc. on Form 10-Q for the period ending February 29, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Arthur Viola, Chief Executive Officer and Principal Financial Officer of INFe- Human Resources, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 21, 2008