Form 10-Q/A
period 2008-02-29
INFE HUMAN RESOURCES INC
filed 2008-04-22
CIK 1260376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1 to Form 10-Q

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

	INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets

	February	November
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 18,063	$ 404,489
Marketable Securities	1,751	4,421
Accounts Receivable, net	163,755	155,185
Due From Factor	193,889	339,209
Accrued Income	115,481	123,273
Prepaid Expenses	96,698	47,548
Debt Discount, current portion	206,156	206,156
Financing Costs, current portion	102,975	102,975
Total Current Assets	898,768	1,383,256

FIXED ASSETS, net	85,789	92,752
GOODWILL	236,675	236,675
INTANGIBLE ASSETS, NET	1,448,706	1,476,556

OTHER ASSETS
Debt Discount, net of current portion	178,057	205,168
Stock in Escrow	20,000	20,000
Financing Costs, net of current portion	29,622	57,770
Deferred Consulting Fees, net of amortization	276,875	289,626
Total Other Assets	504,554	572,564

TOTAL ASSETS	$ 3,174,492	$ 3,761,803

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash Overdraft	$ 40,990	$ -
Accounts Payable and accrued expenses	647,274	720,216
Due To Factor	184,194	322,248
Convertible Notes	2,313,250	2,428,500
Notes Payable, current portion	20,058	25,504
Total Current Liabilities	3,205,766	3,496,468

LONG-TERM LIABILITIES
Notes Payable, net of current portion	46,930	51,296
Loan Payable to Shareholders	124,431	154,453
Total Long Term Liabilities	171,361	205,749

TOTAL LIABILITIES	3,377,127	3,702,217

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 20,000,000
shares authorized, none issued and outstanding	50	50
Common Stock, $001 par value; 100,000,000
shares authorized, 33,251,259 and 29,240,059
issued and outstanding	33,212	29,040
Additional paid-in-capital	4,134,283	3,951,554
Accumulated Deficit	(4,331,320)	(3,884,868)
Accumulated other comprehensive (loss)	(38,860)	(36,190)
Total Stockholders' Equity (Defcit)	(202,635)	59,586

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 3,174,492	$ 3,761,803

 See accompanying notes to consolidated financial statements.

INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$1,478,787	$1,644,044

COST OF SALES	1,361,913	1,340,275

GROSS PROFIT	116,874	303,769

Selling, General and Administrative	228,568	218,713

INCOME(LOSS) FROM STAFFING OPERATIONS BEFORE DEPRECIATION & AMORTIZATION
	(111,694)	85,056

Depreciation and Amortization	75,712	34,504

INCOME(LOSS) FROM STAFFING OPERATIONS	(187,406)	50,552

Loss from Daniels Advisory Consulting	131,492	114,765

NET LOSS BEFORE OTHER EXPENSE	(318,898)	(64,213)

OTHER EXPENSE:
Interest Expense	(127,554)	(132,022)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(446,452)	(196,235)

Provision for income taxes	-	-

NET LOSS	($446,452)	($196,235)

BASIC AND DILUTED LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	31,535,581	13,950,474

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(446,452)	$(196,235)
Adjustments to reconcile net income (loss):
Amortization of finance costs	28,148	22,133
Accretion of debt discount	27,111	27,111
Amortization of intangibles	27,850	28,338
Amortization of deferred consulting fees	12,751	-
Depreciation	6,963	6,166
Common stock issued as compensation	-	-
Common stock issued for services	71,651	11,500
(Gain) loss on sale of marketable securities	-	25,097
Changes in assets and liabilities:
(Increase)decrease in accounts receivable	(8,570)	71,652
Decrease in accrued income	7,792	53,405
(Increase)decrease in due to/from factor	7,266	(1,013)
Increase in prepaid expenses	(49,150)	(17,522)
Increase(decrease) in cash overdraft	40,990	-
Increase(decrease) in accounts payable	(72,942)	29,289
Decrease in marketable securities	-	31,344
Total cash flows from operating activities	(346,592)	91,265

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Total cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes issued on acquisition	(3,580)	(115,000)
Proceeds from loans from officers	89,978	27,875
Contributions of capital	-	99,500
Payment of loans from officers	(120,000)	-
Payment of bank note	(6,232)	(7,072)
Total cash flows from financing activities	(39,834)	5,303
Increase in cash and equivalents	(386,426)	96,568
Cash and cash equivalents at beginning of year	404,489	73,472
Cash and cash equivalents at end of year	$18,063	$170,040

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
CASH PAID DURING THE YEAR FOR:

Interest	$100,443	$42,567

Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$71,650	$11,500

Unrealized gain (loss) on securities	($2,670)	$23,481

Settlement of debt on acquisition credited to goodwill	$-	$30,000

Conversion of debt for common stock	$115,250	$-

<

See accompanying notes to consolidated financial statements.

INFe - HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Loss (Unaudited)
	For the Period Ended	For the Period Ended
	February 29,	February 28,
	2008	2007

Net loss	$ (440,437)	$ (196,235)
Other comprehensive income loss
Unrealized (gains) losses arising during the period	(2,670)	23,481
Less: reclassification adjustment for gains included in net loss	-	(25,097)
Comprehensive loss	$ (443,107)	$ (197,851)

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

For the three months ended February 29, 2008 $9,563 was recognized as an expense of this deferred consulting fee.

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

These notes contain conversion prices per underlying common share which were below the market value of the Company’s stock at the dates of issue. Because the conversion was “in-the-money” at the date of issue of each issue, the Company recognized an expense of $153,882, $8,994 and $1,026,975 in years 2007, 2006 and 2005, respectively.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

The potential damages amount to $860,000 for the first two tranches at November 30, 2007.Furthermore, a breach of the representations and warranties contained in the Securities Purchase Agreement, a failure to accept an otherwise legally valid transfer or re-sale of the securities, and the failure to reserve and have authorized 2 times the amount of shares necessary for the conversion of the notes and warrants, exposes the Company to liquidated damages in the amount of three percent (3%) of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months, in cash or shares at the option of the Company.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 7-   LOAN PAYABLE TO SHAREHOLDERS

The $124,431 loans from Arthur Viola and shareholders has been used for working capital. The loans are non-interest bearing, and have no specific repayment terms. There were no debt cancellations in the quarter ended February 29, 2008 and the Company has been told that there will not be a demand payment within the next 12 months; therefore, the remaining loans have been classified as a long-term liability.

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

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29 2008 AND FEBRUARY 28, 2007

NOTE 9-   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies

Under the registration rights agreement with the Holders of the Convertible Notes, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of March 30, 2006, Infe is obligated to pay a registration default fee to the note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. In addition, the failure to make a registration statement effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of outstanding principal per month against Infe beginning March 30, 2006. Although the Holders of the Convertible Notes have not notified Infe of a default to date and have stated that the notes will not be considered as being in default, this failure to notify us does not act as a waiver of the default. The Company has classified such notes as current in the accompanying balance sheet.  Accordingly, the Company’s failure to make a registration statement effective could result in the assessment of liquidation damages in the amount of $40,000 per month against Infe beginning from July 30, 2006. The total contingent liability for the registration default fee and the liquidated damages through February 29, 2008 could be approximately $860,000.

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

Through our affiliate company, Daniels Corporate Advisory Company, Inc., we offer: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies. Merchant banking includes equity funding of the growth of client and payroll service companies, as well as funding equity of small public companies.

We are considering divesting ourselves of a percentage of the Daniels equity owned by the Company, through a dividend to our shareholders in a transaction known as a “spin-off”.

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

Future Plans

We intend to look at potential acquisitions in complementary areas of staffing services and business services and to grow through internal sales and development initiatives as well.

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

LIQUIDITY AND CAPITAL RESOURCES

Our current financial statements show a capital deficit. Mandatory increases in the minimum wage have increased our wage expense causing a strain in our day to day activities. Management has identified the specific operations impacted by these increases and has moved to raise capital to cover the short term gap until revenue is increased through price increases in our second fiscal quarter.

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

Based on that evaluation, our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures as of February 29, 2008, had deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the ultimate identification and resolution of accounting and disclosure matters and failure to address these deficiencies. There have been no significant changes to our controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

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

Item 6.  Exhibits

EXHIBIT

NUMBER

DESCRIPTION

---------------

----------------------

31.1

Amended Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2

Amended Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1

Amended Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2

Amended Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Infe-Human Resources, Inc.

Date: April 22, 2008

                 /s/Arthur Viola

                 By:  Arthur Viola

                 Chief Executive Officer

Date: April 22, 2008

                 By /s/:  John Rudy

                 Chief Financial Officer

                 Date:  April 22, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 22, 2008

                 /s/Arthur Viola

                 By:  Arthur Viola

                 Chief Executive Officer

Date: April 22, 2008

                 By /s/:  John Rudy

                 Chief Financial Officer

                 Date:  April 22, 2008