Form 10-Q
period 2008-03-31
INFE HUMAN RESOURCES INC
filed 2008-07-21
CIK 1260376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q

--------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 000-50374

INFE-HUMAN RESOURCES, INC.

---------------------------------------------------------------------------------------------------------------------

(Exact name of registrant business issuer as specified in its charter)

NEVADA                                                54-2013455

--------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction                     (IRS Employer Identification No.)

of incorporation or organization)

67 Wall Street, 22nd Floor, New York, New York, 10005-3198

---------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices) (zip code)

(212) 859-3466

 --------------------------------------------------------------------------------------------------------------------

(Registrant’s telephone number, including area code)

---------------------------------------------------------------------------------------------------------------------

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                                  Accelerated filer [ ]

Non-accelerated filer [ ]                                                   Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 15, 2008, there were 50,681,947 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

INFE-HUMAN RESOURCES, INC.

For The Quarterly Period Ended May 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ------------------------------------------------------------------------------------- 1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

of Operations-------------------------------------------------------------------------------------------- 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk---------------------------------------------- 22

Item 4. Controls and Procedures--------------------------------------------------------------------------------- 23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings--------------------------------------------------------------------------------------- 23

Item 1A. Risk Factors------------------------------------------------------------------------------------------- 23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds--------------------------------------------- 24

Item 3. Defaults upon Senior Securities-------------------------------------------------------------------------- 24

Item 4. Submission of Matters to a Vote of Security Holders---------------------------------------------------- 24

Item 5. Other Information--------------------------------------------------------------------------------------- 24

Item 6. Exhibits------------------------------------------------------------------------------------------------- 25

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

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

	INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets

	May 31,	November 30,
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 38,932	$ 404,489
Marketable Securities	921	4,421
Accounts Receivable, net	142,555	155,185
Due From Factor	176,030	339,209
Accrued Income	140,040	123,273
Prepaid Expenses	8,171	47,548
Debt Discount, current portion	189,324	206,156
Financing Costs, current portion	58,709	102,975
Total Current Assets	754,682	1,383,256

FIXED ASSETS, net	78,826	92,752
GOODWILL	236,675	236,675
INTANGIBLE ASSETS, NET	1,420,856	1,476,556

OTHER ASSETS
Debt Discount, net of current portion	215,596	205,168
Stock in Escrow	20,000	20,000
Financing Costs, net of current portion	50,550	57,770
Deferred Consulting Fees, net of amortization	264,124	289,626
Total Other Assets	550,270	572,564

TOTAL ASSETS	$ 3,041,309	$ 3,761,803

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$ 433,872	$ 720,216
Due To Factor	167,228	322,248
Convertible Notes	2,419,100	2,428,500
Notes Payable, current portion	18,269	25,504
Total Current Liabilities	3,038,469	3,496,468

LONG-TERM LIABILITIES
Callable Secured Convertible Notes	294,812	-
Notes Payable, net of current portion	42,745	51,296

Loan Payable to Shareholders	83,865	154,453
Total Long Term Liabilities	421,422	205,749

TOTAL LIABILITIES	3,459,891	3,702,217

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 20,000,000
shares authorized, 50,000 issued and outstanding	50	50
Common Stock, $001 par value; 100,000,000
shares authorized, 39,375,947 and 29,040,259
issued and outstanding	39,377	29,040
Additional paid-in-capital	4,755,113	3,951,554
Accumulated Deficit	(5,173,432)	(3,884,868)
Accumulated other comprehensive (loss)	(39,690)	(36,190)
Total Stockholders' Equity(Deficit)	(418,582)	59,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$ 3,041,309	$ 3,761,803

See accompanying notes to consolidated financial statements.

INfe HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$3,277,135	$4,041,684	$1,798,348	$2,397,640

COST OF SALES	2,783,549	3,215,766	1,442,180	1,875,491

GROSS PROFIT	493,586	825,918	356,168	522,149

Selling, General and Administrative	521,127	536,655	272,015	362,208

INCOME(LOSS) FROM STAFFING OPERATIONS BEFORE DEPRECIATION & AMORTIZATION
	(27,541)	289,263	84,153	159,941

Depreciation and Amortization	146,614	116,352	70,902	37,582

INCOME(LOSS) FROM STAFFING OPERATIONS	(174,155)	172,911	13,251	122,359

Loss from Daniels Advisory Consulting	423,437	540,912	291,945	426,147

NET LOSS BEFORE OTHER EXPENSE	(597,592)	(368,001)	(278,694)	(303,788)

OTHER EXPENSE:
Interest Expense	(690,973)	(287,918)	(563,419)	(155,874)

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(1,288,565)	(655,919)	(842,113)	(459,662)

Provision for income taxes	-	-	-	-

NET LOSS	($1,288,565)	($655,919)	($842,113)	($459,662)

BASIC AND DILUTED LOSS PER SHARE	(0.04)	(0.04)	(0.02)	(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,672,623	14,999,736	37,741,469	15,442,307

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	31-May	31-May
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,288,565)	$(625,919)
Adjustments to reconcile net income (loss):
Amortization of finance costs	51,486	44,266
Accretion of debt discount	109,345	54,222
Amortization of intangibles	55,700	55,701
Amortization of deferred consulting fees	25,502	-
Depreciation	13,926	16,385
Common stock issued for services	159,684	222,700
Beneficial conversions charged to interest expense	366,871
Loss on sale of marketable securities	-	39,732
Changes in assets and liabilities:
(Increase)decrease in accounts receivable	12,630	57,738
Decrease in accrued income	(16,767)	(9,950)
(Increase)decrease in due to/from factor	8,159	5,353
Increase in prepaid expenses	39,378	(62,075)
Increase in common stock to be issued	-	200,000
Increase(decrease) in accounts payable and accrued expenses	8,468	126,400
Total cash flows from operating activities	(454,183)	124,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities purchases - sold net	-	37,246
Total cash flows from investing activities	-	37,246

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes issued on acquisition	(3,580)	(180,000)
Proceeds from loans from officers	89,978	60,964
Proceeds from Converible Financing	175,000	-
Payment of loans from officers	(160,566)	-
Payment of bank note	(12,206)	(12,739)
Total cash flows from financing activities	88,626	(131,775)
Increase in cash and equivalents	(365,557)	30,024
Cash and cash equivalents at beginning of year	404,489	73,472
Cash and cash equivalents at end of year	$38,932	$103,496

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	May 31,	May 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH PAID DURING THE YEAR FOR:

Interest	$101,850	$93,276

Income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services	$159,684	$172,700

Unrealized gain (loss) on securities	($3,500)	$16,062

Settlement of debt on acquisition credited to goodwill	$0	$30,000

Conversion of debt for common stock	$184,400	$0

See accompanying notes to consolidated financial statements.

INFe - HUMAN RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)
	For the six months Ended	For the six months Ended
	May 31,	May 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$ (1,288,565)	$ (655,919)
Other comprehensive income loss
Unrealized gains (losses) arising during the period	(3,500)	16,062
Less: reclassification adjustment for losses included in net loss	-	(25,097)
Comprehensive loss	$ (1,292,065)	$ (664,954)

See accompanying notes to consolidated financial statements.

INFe- HUMAN RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008 AND MAY 31, 2007

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

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFe-Human Resources of New York, Inc., and INFe Human Resources-Unity, Inc. conduct employment-staffing services.

Revenues from Daniels Corporate Advisory Company, Inc., (Daniels) as a result of corporate financial consulting services are recognized as services are performed. Daniels also operates the merchant banking division, which has not had any revenues to recognize.

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

Net Loss Per Share

 Net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti−dilutive. The following is a reconciliation of the computation for basic and diluted EPS for the three months end May 31, 2008 and May 31, 2007:

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	May 31, 2008	May 31, 2007

Net loss	($1,288,565)	$(655,919)

Weighted-average common shares outstanding basic
Weighted-average common stock	34,672,623	14,999,736
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding- diluted	34,672,623	14,999,736
Loss per share – basic and diluted	($.04)	($.04)

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

NOTE 3-    ACCOUNTS RECEIVABLE

In 2006, the Company entered into an agreement with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement, the financial institution makes advances in reliance on the collectability of the assigned receivables value upon sale.  The financial institution has been granted security interests in all of the Company’s receivables.  As collections reduce previously sold receivables, the Company may replenish these with new receivables. At May 31, 2008 and November 30, 2007, trade receivables of $176,030 and $339,209, respectively, had been sold and remain outstanding and the Company has received advances of $167,228 and $322,249, respectively, against those receivables.  Sales of receivables amounted to approximately $3,170,000, for the six months ended May 31, 2008. The risk from bad debt losses on trade receivables sold is retained by the Company.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts.

Accounts receivable consisted of the following at May 31, 2008 and November 30, 2007:

	May 31,	November 30,
	2008	2007
Accounts receivable	$160,235	$184,366
Allowance for doubtful accounts	(17,680)	(29,181)
	$142,555	$155,185

NOTE 4    ACQUISITIONS AND INTANGIBLES

On April 27, 2007 INFE –Human Resources, Inc. purchased 100% of the outstanding stock of Gilsor in exchange for 150,000 fully vested shares of restricted common stock, which were valued at $.35 per share or $52,500 which was attributed to goodwill. This acquisition was deemed not material to the financial position of the Company. In addition, the shareholders of Gilsor were granted 4,000,000 contingent warrants for common stock of the Company. These warrants may not be vested unless INFE achieves $7.5 million in additional quarterly revenue in its periodic SEC filings achieves and $720,000 in additional quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) also as reported in its SEC filings if the Company successfully refinances its existing debt on terms acceptable to IFHR’s Chairman.

NOTE 4-    ACQUISITIONS AND INTANGIBLES (CONTINUED)

The warrants are convertible at various exercise prices as benchmarks are reached and the warrants become vested.  Further the Company has issued 1,000,000 warrants exercisable at $0.50 per share in connection with a separate consulting agreement with one of the principals Which were valued at $327,879 using the Black-Sholes pricing model:

For the six and three month periods ended May 31, 2008, $12,751 and $25,502, respectively, were recognized as an expense related to this deferred consulting fee.

During the fiscal year ended November 30, 2006, the Company acquired Business Staffing, Inc. (Monarch), Express Employment Agency, Empire Staffing, Inc. and Cosmo/Mazel. The acquisitions of Express and Empire were determined by the Company to be not material to the financial position of the Company. The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert.  Intangible assets consist of the following:

	May 31, 2008	November 30, 2007
Trademarks	$1,284,725	$1,284,725
Non-compete agreement	180,070	180,070
Customer list	334,866	334,866
	1,799,661	1,799,661
Less: Accumulated amortization	(231,829)	(176,129)
Impairment at November 30, 2007	(146,976)	(146,976)
Intangible assets, net	$1,420,856	$1,476,556

Goodwill	$319,175	$319,175
Less: Reduction in note	(30,000)	(30,000)
Impairment at November 30, 2007	(52,500)	(52,500)
Goodwill, net	$236,675	$236,675

NOTE 4-    ACQUISITIONS AND INTANGIBLES (CONTINUED)

The Company, pursuant to its annual impairment test, determined that impairments of goodwill amounting to $199,476, were required at November 30, 2007.

NOTE 5-   CONVERTIBLE NOTES PAYABLE

The Company executed a Securities Purchase Agreement to issue 8% secured convertible notes payable in the amount of $3,000,000.  The notes are convertible at anytime by the holder of the security into shares of common stock, par value $.001 per share.  In addition, the Company issued warrants enabling the holder to purchase 800,000 shares of common stock at an exercise price of $1.50 per share, warrants enabling the holder to purchase 10,000,000 shares of common stock at an exercise price of $0.10 and warrants enabling the holder to purchase 10,000,000 shares of common stock at an exercise price of $0.02 per share. The Company has issued $2,610,000 of convertible notes in four tranches. One tranche of

NOTE 5-    CONVERTIBLE NOTES PAYABLE (CONTINUED)

$1,250,000 was issued on November 29, 2005 the second tranche of $750,000 was issued on February 14, 2006, the third tranche of $435,000 was issued on November 23, 2007 and the fourth tranche of $175,000 was issued on April 11, 2008.  The notes mature 3 years from their date of issue.  The warrants’ value, relative to the corresponding notes, has been accounted for as a debt discount, being amortized over the life of the corresponding convertible notes.  The value of the warrants has been determined using the Black-Scholes pricing model as follows:

	April 11,	November 23,	February 14,	November 29,
Issue Date	2008	2007	2006	2005
Valuation assumptions:
Expected term (in years)	5	5	5	5
stock price volatility	436%	482%	125%	132%
Expected stock dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.95%	3.40%	4.60%	4.40%
Fair value per warrant	$0.025	$0.10	$0.35	$0.54
Number of warrants	10,000,000	10,000,000	300,000	500,000
Value of warrants	$160,000	$1,000,000	$105,263	$271,458
Relative value of warrants	$102,941	$303,136	$92,308	$223,025

Fees amounting to $109,259 (net of amortization) at May 31, 2008 related to the convertible notes are being amortized over the life of the notes.  Amortization of $51,486 and $44,266 was recorded for the six months ended May 31, 2008 and May 31, 2007, respectively.

These notes contain conversion prices per underlying common share which were below the market value of the Company’s stock at the dates of issue. Because the conversion was “in-the-money” at the date of each issue, the Company recognized an expense of $72,059, $153,882, $8,994 and $1,026,975, respectively, in both the six month and three month periods ended May 31, 2008 and for the years 2007, 2006 and 2005, respectively. In addition the Company issued $294,812 of callable secured convertible notes in exchange for accrued interest of a like amount. These notes are also “in-the-money” and therefore the Company recognized an expense of $294,812 in both the six month and the three month periods ended May 31, 2008.

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

As described above, the Company has executed an agreement with four entities in which the Company may issue up to $3,000,000 of convertible debt upon certain milestones being reached by the Company.   These notes are convertible into shares of common stock of the Company at a variable conversion price equal to fifty percent (subsequently renegotiated to thirty percent) of the average of the lowest three (3) trading prices of the stock during the twenty days prior to the conversion.  The convertible notes are available for conversion into shares of common stock in the amount of the principal balance of the note plus any accrued and unpaid interest.  No holder or its affiliate may convert the notes for shares in excess of ownership in the Company of greater than 4.99%.  The convertible notes are issued at par and bear interest at 8% quarterly.  A condition of the convertible notes is that the Company must file a registration statement, which has become effective.  Failure on the Company’s part to have a registration statement become effective could subject the Company to a registration default fee and liquidated damages under the agreement that currently total approximately $2.5 million. In addition to the issuance of the the  convertible notes payable, the Company was required to issue warrants to the Note Holders to purchase shares of common stock of the Company at various exercise prices per share.  On November 29, 2005, the Company issued 500,000 warrants which are exercisable at $1.50 per share for 500,000 shares of common stock and expire November 29, 2010.  The Company issued an additional 300,000 warrants on February 14, 2006 and 10,000,000 additional warrants exercisable at $0.10 per share were issued on November 23, 2007. Further, 10,000,000 additional warrants exercisable at $0.02 per share were issued on April 11, 2008. These warrants expire 5 years from the date of issuance.

The Company holds a call option that would allow the Company to prepay the convertible notes under certain conditions. As long as the Company is not in default, the Company has sufficient number of shares to convert the full amount of the notes, and the Company’s stock is trading at or below $1.00, then at any time after the Issue Date, with ten (10) trading days prior written notice to the Note Holders, the Company has the option to prepay all of the outstanding Notes.  The prepayment amount is tiered based on when the call option is exercised and varies from 125% to 140% of the outstanding balance, plus default interest and penalties if applicable.

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

Moreover, the Company holds a partial call option.  In the event that the price of the Common Stock, for each day of a month is below $.57, the Borrower may, at its option, prepay a portion of the outstanding principal amount of the Notes equal to 104% of the principal amount hereof divided by thirty-six (36) plus one month’s interest.

If the Company fails to deliver certificates for the Warrant Shares within five (5) business days after exercise, it is liable to the Holder for a penalty equal to 2% of the number of Warrant Shares that the holder is entitled to multiplied by the Market Price for each day that the Company fails to deliver certificates for the Warrant Shares.

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Concurrently with the execution of the Securities Purchase Agreement for the convertible notes, the Company entered into a Registration Rights Agreement requiring the Company to register 2 times the total number of shares issuable upon conversion of the convertible notes and all shares underlying the warrants. Under the registration rights agreement, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of the issuance of the note, Infe is obligated to pay a registration default fee equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. In addition, The Company’s failure to make this registration effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of Outstanding Principal per month against Infe beginning four months from the date of issuance of the notes. The potential registration default fee and liquidated damages amount to approximately $2.0 million at May 31, 2008.

Furthermore, a breach of the representations and warranties contained in the Securities Purchase Agreement, a failure to accept an otherwise legally valid transfer or re-sale of the securities, and the failure to reserve and have authorized 2 times the amount of shares necessary for the conversion of the notes and warrants, exposes the Company to liquidated damages in the amount of three percent (3%) of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months, in cash or shares at the option of the Company.  At May 31, 2008, potential liquidated damages amounted to $1.6 million.

NOTE 5-   CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of May 31, 2008 the Company was not declared to be in default of any provisions of the Convertible Debentures. As of the date hereof, The Company has failed to comply with the following terms of the convertible debentures:  1) failed to cause a registration statement to be effective  ; 2) Failed to comply with the requirement that the Company to timely file all reports with the SEC, (its Form 10-KSB for the fiscal year end November 30, 2006 was untimely); and 3) failure to pay quarterly interest.

NOTE 6-   LONG-TERM LIABILITIES

	May 31,	November 30,
	2008	2007
Bank revolving line of credit of up to $75,000 expiring in three-years and having an annual interest rate of 9.25%. The loan is secured by the Company’s assets.	$61,014	$73,220
Loan outstanding with an employee and former owner of an acquired Company, Cosmo/Mazel. The loan is a twelve month unsecured loan with an interest rate of 5% per annum.	-	3,580
Total Long-Term Liabilities	61,014	76,800
Less: Current Portion	(18,269)	(25,504)
Net Long-Term Liabilities	$42,745	$51,296

Principal maturities of the long-term liabilities at May 31, 2008, are as follows:

Year Ending November 30,	Amount
2008	$9,718
2009	15,359
2010	35,937

Total Long-Term Liabilities	$61,014

 NOTE 7-   CALLABLE SECURED CONVERTIBLE NOTES

On January 31, 2008, the Company issued $294,812 of callable secured convertible notes  in exchange for a reduction of accrued interest (on the convertible notes described in Note 5) of a like amount. These notes are payable at maturity (January 31, 2011) and bear interest at 2% payable quarterly, as defined. Any amount of principal or interest on these notes, which is not paid when due shall bear interest at the rate of fifteen percent (15%). The notes are convertible using a conversion price which is defined as 30%  of the average of the lowest three trading prices within 20 days of  the date the conversion notice is sent by the holder to the borrower.

 NOTE 8-   LOAN PAYABLE TO SHAREHOLDERS

The $83,865 loans from Arthur Viola and other shareholders’ has been used for working capital. The loans are non-interest bearing, and have no specific repayment terms. There were no debt cancellations in the six months ended May 31, 2008 and the Company has been told that there will not be a demand payment within the next 12 months; therefore, the remaining loans have been classified as a long-term liability.

NOTE 9-   GOING CONCERN

The Company has incurred operating losses, and as of May 31, 2008, the Company had a working capital deficit of $2,283,787 and an accumulated deficit of $5,173,432. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10-   STOCKHOLDERS’ EQUITY TRANSACTIONS

The following is a schedule of common stock issued:
	Three Months Ended		Six Months Ended
	May 31, 2008		May 31, 2008
	Shares	$ Amount	Shares	$ Amount

Shares issued for services	2,476,688	$ 88,034	3,881,688	$ 159,684
Shares issued for conversion of convertible notes	3,688,000	69,150	6,454,000	184,400
Total	6,164,688	$ 157,184	10,335,688	$ 344,084

Commitments

The Company leases office space under non-cancelable operating leases that expires May 31, 2013 and June 30, 2010.

Future minimum lease payments follow for the year ending November 30,	Amount
2008	$ 36,470
2009	77,935
2010	62,935
2011	47,335
2012	48,535
$ 273,210

Contingencies

Under the registration rights agreement with the Holders of the Convertible Notes, if the registration statement relating to the securities is not declared effective by the SEC within 120 days of the issuance of the notes , Infe is obligated to pay a registration default fee to the note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis. In addition, the failure to make a registration statement effective could result in the assessment of liquidated damages in the amount of $5,000 for each $250,000 of outstanding principal per month against Infe beginning March 30, 2006. Although the Holders of the Convertible Notes have not notified Infe of a default to date and have stated that the notes will not be considered as being in default, this failure to notify us does not act as a waiver of the default. The Company has classified such notes as current in the accompanying balance sheet.  Accordingly, the Company’s failure to make a registration statement effective and other potential defaults could result in the assessment of liquidation damages in the amount of approximately $2.0 million against Infe beginning from July 30, 2006. The total contingent liability for the registration default fee and the liquidated damages through May 31, 2008 could be approximately $3.6 million.

Furthermore, a breach of the representations and warranties contained in the Securities Purchase Agreement, a failure to accept an otherwise legally valid transfer or re-sale of the securities, and the failure to reserve and have authorized 2 times the amount of shares necessary for the conversion of the notes and warrants, exposes the Company to liquidated damages in the amount of three percent (3%) of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months, in cash or shares at the option of the Company. If the Company were to pay the liquidated damages under this provision in cash, the amount would be approximately $1.6 million. The total contingent liability for the registration default fee and other liquidated damages through May 31, 2008 could be approximately $3.6 million.

NOTE 12- DANIELS ADVISORY CONSULTING

The following comprises the loss from Daniels Advisory Consulting:

	Six Months Ended	Six Months Ended
	May 31, 2008	May 31, 2007
REVENUES	$ -	$ -
EXPENSES:
Advertising and promotion	3,725	146,756
Legal fees	55,850	31,000
Accounting fees	138,189	102,300
Write off of deposit related to potential acquisition not executed	50,000	-
Rent	9,550	33,000
Office and administrative	3,939	6,624
Consulting	162,184	181,500
	423,437	501,180

REALIZED LOSS ON MARKETABLE SECURITIES	-	39,732

	$ (423,437)	$(540,912)

	Three Months Ended	Three Months Ended
	May 31, 2008	May 31, 2007
REVENUES	$ -	$ -
EXPENSES:
Advertising and promotion	525	101,439
Legal fees	45,850	31,000
Accounting fees	103,189	87,000
Write off of deposit related to potential acquisition not executed	50,000	-
Rent	3,800	16,500
Office and administrative	547	5,573
Consulting	88,034	170,000
	291,945	411,512

REALIZEE LOSS ON MARKETABLE SECURITIES	-	14,635

	$ (291,945)	$(426,147)

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

General

INFe-Human Resources, Inc. was incorporated in the State of Nevada on March 31, 2000. The Company was a subsidiary of INFe, Inc. a publicly trading entity on the over the counter bulletin board through October 31, 2003.  On October 21, 2003, the Company purchased all of the common stock of Daniels Corporate Advisory Company, Inc. (“Daniels”), a Nevada company formed on May 2, 2002. Daniels Corporate Advisory Company, Inc. has thereafter been a wholly owned subsidiary of Infe.  On December 14, 2005, the Company formed Infe-Human Resources of New York, Inc., in Nevada to operate a staffing services division.  Infe-Human Resources of New York, Inc. is a wholly owned subsidiary.  On January 19, 2006, the Company formed Infe-Human Resources Unity, Inc. in Nevada to operate additional staffing services.  Infe-Human Resources Unity, Inc is a wholly owned subsidiary.  In addition, Monarch Human Resources, Inc. is a wholly owned subsidiary of Infe Human Resources of New York, Inc. and Empire Staffing, Inc. is a wholly owned subsidiary of Monarch Human Resources, Inc.  On April 27, 2007, the Company purchased all of the issued and outstanding equity of Gilsor Technology Holdings, Inc. resulting in Gilsor becoming a wholly owned subsidiary.

Through our wholly owned subsidiary, Daniels Corporate Advisory Company, Inc., the Company offers: (a) corporate financial consulting and (b) merchant banking. Our corporate financial consulting provides advisory services to client companies.  Merchant banking includes equity funding of the growth of client and payroll service companies, as well as funding equity of small public companies.

The Company is considering divesting Daniels through a dividend to its shareholders of all of the Daniels capital stock in a transaction known as a “spin-off”.

The Company conducts part of its employment staffing services through the Company’s wholly owned subsidiary, Infe-Human Resources of New York, Inc. The staffing services include both temporary and permanent placement for both professional and nonprofessional employment.  Infe Human Resources of New York, Inc. operates through two wholly owned subsidiaries, Monarch Human Resources, Inc. and Empire Staffing, Inc.  Also, the Company conducts additional employment services through its wholly owned subsidiary, Infe-Human Resources Unity, Inc.

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

Daniels developed and implemented the Staffing Company Rollup for its parent, INfe Human Resources, Inc., as a “pilot project” in order to advance and publicize in-house consulting and senior management expertise.  In general, Corporate Consulting Assignments have as a primary aim for a client company to advance from the OTC:BB to the American Stock Exchange through a leveraged acquisition/rollup strategy. Daniels continues to work towards this end; initially through the building of its Parent Company.

It is the Company’s plan that the future profits from Corporate Consulting Assignments will be invested in the In-house Fund of the Merchant Bank Division for investment in client companies needing equity for down payment amounts in leveraged transaction(s) to meet exchange listing requirements and in the expansion of the wholly-owned Consolidated Staffing Companies through direct acquisition of additional, diversified companies in specific growth niches and through the development of “add on” services that can be marketed down the same client/employee pipeline.

The Staffing Operations of the Company have made significant progress in the second quarter of fiscal 2008, , when compared to the first quarter of 2008.  A turnaround, managed by the Company’s subsidiary – Daniels Corporate Advisory Company, Inc. -  has occurred through significant cost cutting as well as growth in higher margin business.  This process was financed primarily by working capital freed up through the expulsion of lower margin business. The income from staffing operations before depreciation and amortization for the three months ended May 31, 2008 was $84,153 as compared to a loss of $111,694 in the first quarter of fiscal 2008.   This represents an earnings improvement of $195,847 from quarter to quarter.

Future Plans

We intend to look at potential acquisitions in complementary areas of staffing services and grow through internal sales and development initiatives as well.

Due to our physical presence in New York, we expect to expand our current New Jersey – New York concentration up and down the east coast.  We are currently developing a working relationship with several sales professionals in the Staffing Industry that will use their expertise and networks to aid in this East Coast Expansion. This growth should come from the internal generic growth opportunities mentioned herein, as well as further execution on select acquisition opportunities, as they become available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2008

COMPARED TO THREE MONTHS ENDED May 31, 2007

Revenues

Revenues were $1,798,348 for the three months ended May 31, 2008, as compared to $2,397,640 for the three months ended May 31, 2007, a decrease of $599,292 or 25.0%. This decrease reflects a reduction in permanent placement fees of $72,000 caused by reduced placement activity, a reduction in revenue from the staffing operations of our Empire organization of $ 108,000 which is primarily caused by the continued elimination of low margin work, and a reduction in revenue from staffing operations of our Cosmo/Mazel organization of $485,000 (substantially all of Cosmo/Mazel revenues are derived from sales (to a Fortune 100 Company) caused by reduced activity as a result of a downturn in economic conditions. In addition, staffing revenues of our Monarch organization increased by $66,000. Recently instituted price increases should increase revenues in the future.

Cost of Sales

Cost of revenues was $1,442,180 for the three months ended May 31, 2008, as compared to $1,875,491 for the three months ended May 31, 2007, a decrease of $433,311 or 23.1%. This decrease is primarily related to decreased wages, payroll taxes and employee benefits cost which reflects the impact of the decrease in revenues described above.

Gross Profit

Gross profit was $356,168 for the three months ended May 31, 2008, and $522,149 for the three months ended May 31, 2007. Gross profit decreased by $165,981 or 31.8%. This decrease was caused primarily by the reduction in revenues and offset by the corresponding reduction in the cost of sales of staffing operations related to the economic downturn.

Selling, General and Administrative expenses

Selling, General and Administrative expenses for the three months ended May 31, 2008 were $272,015 compared to $362,208 for the three months ended May 31, 2007 a decrease of $90,193 or 24.9%, Advertising and promotion expense decreased by $10,645 and car and truck expense decreased by $30,945 due to a planned reduction of activity related to low margin operations of Empire; transportation expenses decreased by $31,336 due to the smoother work flow in the quarter;  commission expense decreased by $35,873 due to a reduction of commissionable sales and the elimination of one sales person in the Cosmo operation. These reductions were offset by an increase of $ 25,919 in professional fees related to preparation of financial information.

Depreciation and Amortization

Depreciation and amortization for the three months ended May 31, 2008, was $70,902 as compared to $37,582 for the three months ended May 31, 2007, an increase of $33,320 or 88.7%. This was principally the result of an increase in amortization of intangibles. Amortization of intangibles for the three months ended May 31, 2008, was $63,939 as compared to $27,363 for the three months ended May 31, 2007 primarily reflecting an increase in intangible assets related to convertible notes payable.  Depreciation expense was $6,963 for the three months ended May 31, 2008 as compared to $10,219 for the three months ended May 31, 2007.

Income (loss) from Staffing Operations Before Depreciation and Amortization

On a year to year basis, the Staffing Operations showed a quarterly profit of $84,153 (2008) versus a profit of $159,941(2007)  for same period in 2007.    The decrease in income was due to the decrease in gross profit from yet to be eliminated low margin/high cost business and the decrease in sales due to the economic downturn Which was  partially offset by the decrease in Selling, General and Administrative expenses as discussed above.

Loss from Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the three months ended May 31, 2008 was $291,945 compared to $426,147 for the comparable period of 2007, a decrease of $134,202 or 31.5%. The decrease reflects the decision by the Company to slow the roll out and promotion of Daniels Advisory Consulting to concentrate on the core staffing business. Cost reduction procedures were instituted, thus lessening the cost of operating Daniels, overall.  This reduction in the loss reflects decreased advertising and promotion expense ($100,914), decreased rent ($12,700), decreased miscellaneous expenses ($5,026), decreased consulting fees ($81,966) and a decrease in realized loss on investments ($14,635). This was offset by increased legal fees ($14,850), increased accounting expense ($16,189) and a non-recurring write-off in the current quarter of a deposit on a potential acquisition of$50,000 that was not executed.

Interest Expense

Net interest expense was $563,419 and $155,874 for the three months ended May 31, 2008 and May 31, 2007, respectively, an increase of $407,545 or 261.5% .This increase was primarily attributable to the beneficial conversion amount ($366,871) related to the convertible debt issued during the period along with  interest on the increased convertible debt amount.   Substantially all of the  interest expense relates to the Convertible Notes issued to four institutional investors.  Senior Management states that these interest amounts are non-cash items, as they are contracted to be paid in the form of common stock and therefore will not  affect the operating cash flows used to continue to grow the staffing and consulting businesses.

Net loss

Net loss was $842,113 for the three months ended May 31, 2008, compared to $459,662 for the three months ended May 31, 2007, an increase of $382,451 or 83.2%. This increased loss is the accumulated effect of the revenue and cost variances discussed above.

SIX MONTHS ENDED MAY 31, 2008

COMPARED TO SIX MONTHS ENDED MAY 31, 2007

Revenues

Revenues were $3,277,135 for the six months ended May 31, 2008, as compared to $4,041,684 for the six months ended May 31, 2007, a decrease of $764,549 or 18.9%. This decrease reflects a reduction in placement fees of $19,000 caused by reduced placement activity, a reduction in revenue from the staffing operations of our Empire operations of $182,000 which is primarily caused by the continued elimination of low margin work, and a reduction in revenue from staffing operations of our Cosmo/Mazel operation of $593,000 (substantially all of Cosmo/Mazel  derived from sales to a Fortune 100 Company. caused by reduced activity as a result of a downturn in economic conditions. In addition, revenues of our Monarch staffing operation increased by $29,000. Recently instituted price increases should increase revenues in the future.

Cost of Sales

Cost of revenues was $2,783,549 for the six months ended May 31, 2008, as compared to $3,215,766 for the six months ended May 31, 2007, a decrease of $432,217 or 13.4%. This decrease is primarily related to decreased wages, payroll taxes and employee benefits cost which reflects the impact of the decrease in revenues described above.

Gross Profit

Gross profit was $493,586 for the six months ended May 31, 2008, and $825,918 for the six months ended May 31, 2007. Gross profit decreased by $332,332 or 40.2%. This decrease was caused primarily by the reduced revenues and partially offset by the corresponding reduced cost of sales of staffing operations related to the economic downturn.

Selling, General and Administrative expenses

Selling, General and Administrative expenses for the six months ended May 31, 2008, were $521,127 compared to $536,655 for the six months ended May 31, 2007 a decrease of $15,528 or 2.9%. Advertising and promotion expense decreased by $12,844 and car and truck expense decreased by $34,759 due to a planned reduction of activity related to low margin operations of Empire; transportation expenses decreased by $4,184 due to the smoother work flow in the period;  commission expense decreased by $51,765 due to a reduction of commissionable sales and the elimination of one sales person in the Cosmo operation; bad debt expense decreased by $12,378 due to write offs in the prior six months. These reductions were partially offset by an increase of $ 26,708 in professional fees related to preparation of financial information.

Depreciation and Amortization

Depreciation for the six months ended May 31, 2008, was $13,926 as compared to $16,385 for the six months ended May 31, 2007. Amortization of intangibles for the six months ended May 31, 2008, was $132,688 as compared to $99,967 for the six months ended May 31, 2007, primarily reflecting an increase in intangible assets related to convertible notes payable.

Income (Loss) from Staffing Operations Before Depreciation and Amortization

The loss from staffing operations before depreciation and amortization for the six months ended May 31, 2008, was $27,541 as compared to income of $289,263 for the six months ended May 31, 2007. The decrease in income was due to the items discussed above. The three months ended May 31, 2008 showed a substantial improvement over the first three months of the current fiscal year.

Loss from Daniels Advisory Consulting Operations

Loss from Daniels Advisory Consulting operations for the six months ended May 31, 2008 was $423,437 compared to $540,912 for the comparable period of 2007, a decrease of $117,475 or 21.7%. The decrease reflects a decision by the Company to slow the promotion of Daniels Advisory Consulting to concentrate on the core staffing business. The loss reflects decreased advertising and promotion expense ($143,031), decreased rent ($23,450), decreased miscellaneous expenses ($2,685), decreased consulting fees ($19,316), and a decrease in  realized loss on investments ($39,732), offset by increased legal fees ($24,850), increased accounting expense ($35,889), and the write off in the current period of a deposit on a potential acquisition ($50,000) that was not executed.

Interest Expense

Net interest expense was $690,973 and $287,918 for the six months ended May 31, 2008 and May 31, 2007, respectively, an increase of $403,055 or 140.0%. This increase was primarily attributable to the beneficial conversion amount ($366,871) related to the convertible debt issued during the period along with  interest on the increased convertible debt amount.

Net loss

Net loss was $1,288,565 for the six months ended May 31, 2008, compared to the net loss of $655,919 for the six months ended May 31, 2007, an increase of $632,646 or 96.5%. This increased loss is the cumulative effect of the revenue and cost variances discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our current financial statements show a capital deficit. Mandatory increases in the minimum wage have increased our wage expense causing a strain in our day to day activities. Management has identified the specific operations impacted by these increases and has moved to raise capital to cover the short term gap until revenue is increased through price increases in our third fiscal quarter.

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

Our commitments for capital expenditures and leasing commitments include our month-to-month lease of our corporate operations office in Queens, New York, a month–to-month lease of our Executive Offices/Board Room in New York,  and a three year lease for offices in New Jersey which were the former Mazel Temp and Cosmo Temp offices and a five year lease for our operations office in Toms River, NJ.  In addition, the Company has obligations associated with its outstanding Secured Convertible Promissory Notes and Notes payable associated with its recent acquisitions.

On June 1, 2006, Infe closed on the acquisition of the assets of Cosmo Temp, Inc. and Mazel Temp, Inc.  At closing Infe utilized $950,000 of its cash.  In addition at Closing Infe was obligated to pay an additional $333,580 over the next twelve months payable as negotiated. As of May31, 2008 the outstanding balance owed for the acquisition of Cosmo Temp and Mazel Temp was zero.

Additional financing is currently being raised in the form of accounts receivable financing (factoring) while negotiations continue with institutional investors for a private placement of equity securities.

On November 30, 2005, we sold 8% Secured Convertible Promissory Notes for an aggregate of $1,250,000 to four investors.  On February 14, 2006, the same four investors each purchased additional secured convertible notes for an aggregate of $750,000

On November 27, 2007, we sold additional 8% Secured Convertible Promissory Notes for an aggregate of $435,000 to three of the four investors. Each of the notes has a three year term.

On January 31, 2008 we issued $294,812 in Callable Secured Convertible Notes in exchange for a like amount of accrued interest.

On April 11, 2008, we sold additional 8% Convertible Promissory Notes for an aggregate of $175,000 to three of the four investors. Each of the notes has a three year term.

The funds from the sale of the Convertible Promissory Notes provided the down payment amounts for the Monarch Acquisition and its add-on acquisition of Express Employment, as well as the down payment amount for the Cosmo/Mazel Asset Purchase Acquisition.  The Convertible Note funding also provided working capital for the entire staffing operation, as well as our overall operations.   To date, the Convertible Notes have provided $2,610,000.  Management is actively seeking replacement financing and expects to pay off the Convertible Notes over the next 12 months either by means of outside financing or a combination of outside financing and the use of excess cash flow from all the staffing subsidiaries as well as any consulting cash flows.  The Company does not expect the conversion of a significant portion of the Notes and may provide non-affiliated, friendly buyers for the Notes.

Unlike venture capital funding, the Convertible Note Financing allows management to stay in charge and carryout its business plan without judgmental interference and does not drain corporate liquidity and cash. Unlike conventional venture capital debt, whose debt service comes out of corporate cash flow, the existing Convertible Note Debt is convertible into equity.

Section 4(e) of the Securities Purchase Agreement with the Holders of our Convertible Notes prohibits Infe from obtaining additional equity financing involving the sale of convertible securities, common stock at a discount to market or warrants, without first obtaining the consent of the Holders, for a period ending on the later of 270 days from issuance of the note or 180 days from the effectiveness of a registration statement. The right of first refusal is subject to certain exclusions, including, a capital raise involving a firm commitment underwritten public offering for in excess of $15,000,000, issuances associated with mergers, acquisitions and joint ventures, and issuances under stock option plans. It is the opinion of Senior Management that the right of first refusal on future offerings for a period in excess of two (2) years,from the date of the initial issuance of the Convertible Notes has expired.

Section 4(j) of the Securities Purchase Agreement with the Holders of our Convertible Notes provides that so long as a selling stockholder beneficially owns any Notes or Warrants, Infe shall maintain its corporate existence and shall not sell all or substantially all of its assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.

Under the registration rights agreement with the Holders of our Convertible Notes, if a registration statement relating to the securities is not declared effective by the SEC within 120 days of issuance of the Notes, Infe is obligated to pay a registration default fee to the Note holders equal to the principal of the Convertible Notes outstanding multiplied by .02 multiplied by the sum of the number of months that the registration statement is not yet effective, on a pro rata basis.  Although the Holders of the Convertible Notes have not notified Infe of a default to date, this failure to notify us does not act as a waiver of the default. Accordingly the Company has classified the Convertible note as short-term. The Company’s failure to make a registration effective and other possible defaults could result in the assessment of registration default fees and other liquidated damages in the total amount of $3.6 million against Infe.

Senior Management is not aware of any client of its Institutional Investors that has been caused to pay these default charges/fees.  The Infe institutional investors realize they must share the blame, on the non-clearance of the registration.. Senior Management communicates with the INfe Institutional Investors on a regular basis, and feels assured that since the Institutional Investors have not placed the company in default, they will not call a default..  The Institutional Investors have agreed with this interpretation.

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

DESCRIPTION OF PROPERTY

Our New York operational offices, are located in an office service complex located on the 22nd floor of 67 Wall Street, New York, New York 10005-3198.  The lease is month-to-month with no expiration date and is in the name of our Chief Executive Officer and the related expense is not charged to the Company.

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

     In addition, we lease approximately 900 square feet of Executive Office/Board Room space at 104-60 Queens Boulevard in Queens, New York. This space is rented by the Company on a month to month basis from the Chairman and CEO, Arthur D. Viola, who has personally guaranteed a one year lease on the space.

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

Based on that evaluation, our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures as of May 31, 2008, had deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to non-identification and resolution of accounting and disclosure matters and failure to address these matters. There have been no significant changes to our controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

The following is a list of unregistered securities sold by the Company for the quarter end May 31, 2008 including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration.

On March 5, 2008, the Company issued 500,000 shares of restricted common stock to Nicholas Viola for consulting services valued at $35,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On March 5, 2008, the Company issued 200,000 shares of restricted common stock to John Scrudato for consulting services valued at $14,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On March 5, 2008, the Company issued 150,000 shares of restricted common stock to Greg Oliver for consulting services valued at $10,500.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On March 6, 2008, the Company issued 922,000 shares of restricted common stock to the New Millenium Group for the conversion of outstanding convertible notes payable in the amount of $41,490.00.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On March 19, 2008, the Company issued 292,000 shares of restricted common stock to the New Millenium Group for the conversion of outstanding convertible notes payable in the amount of $4,380.00.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On March 19, 2008, the Company issued 630,000 shares of restricted common stock to the New Millenium Group for the conversion of outstanding convertible notes payable in the amount of $9,450.00.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On April 1, 2008, the Company issued 150,000 shares of restricted common stock to Greg Oliver for consulting services valued at $3,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On April 18, 2008, the Company issued 450,000 shares of restricted common stock to Greg Oliver for consulting services valued at $9,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On April 18, 2008, the Company issued 400,000 shares of restricted common stock to Yahouda Kaploun for consulting services valued at $8,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On April 24, 2008, the Company issued 922,000 shares of restricted common stock to the New Millenium Group for the conversion of outstanding convertible notes payable in the amount of $9,220.00.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On May 8, 2008, the Company issued 922,000 shares of restricted common stock to the New Millenium Group for the conversion of outstanding convertible notes payable in the amount of $4,610.00.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On May 13, 2008, the Company issued 76,688 shares of restricted common stock to Beacon Consulting for consulting services valued at $1,534.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 13, 2008, the Company issued 150,000 shares of restricted common stock to John Scrudato for consulting services valued at $3,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 19, 2008, the Company issued 200,000 shares of restricted common stock to Paula Reimers for consulting services valued at $2,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 19, 2008, the Company issued 200,000 shares of restricted common stock to Amy Seegers for consulting services valued at $2,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

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

Item 6.  Exhibits

EXHIBIT

NUMBER

DESCRIPTION

---------------

----------------------

31.1

Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2

Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1

Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2

Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Infe-Human Resources, Inc.

/s/ Arthur Viola

            Name:

Arthur Viola

            Title:

Chief Executive Officer, Chief Financial Officer and Sole Director

            Date:

July 21, 2008

/s/ John Rudy

            Name:

John Rudy

            Title:

Chief Financial Officer

            Date:

July 21, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Arthur Viola

            Name:

Arthur Viola

            Title:

Chief Executive Officer, Chief Financial Officer and Sole Director

            Date:

July 21 , 2008

/s/ John Rudy

            Name:

John Rudy

            Title:

Chief Financial Officer

            Date:

July 21 , 2008